Form 10-Q
period 1996-03-31
MOUNTASIA ENTERTAINMENT INTERNATIONAL INC
filed 1996-05-15
CIK 912027

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended         March 31, 1996          Commission File   No. 0-22458
                          --------------                            -----------


                  Mountasia Entertainment International, Inc.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


Georgia                                                                      58-1949379
- -------                                                                      ----------
(State or other jurisdiction of                                              (IRS Employer
incorporation or organization)                                               Identification No.)



                        5895 Windward Parkway, Suite 220
                        Alpharetta, Georgia  30202-4128
                        -------------------------------
                    (Address of principal executive offices)

                                 (770) 442-6640
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at May 10, 1996
         -----                             ----------------------------

         Common Stock, no par value                12,014,158

Part 1.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                           March 31,           December 31,        September 30,
                                                                              1996                1995                 1995
                                                                          (Unaudited)         (Unaudited)
                                                                         ------------         -------------        -------------
ASSETS
Current
   Cash and cash equivalents                                             $  1,576,676         $  1,549,338         $   7,196,026
   Restricted cash                                                          1,276,446            2,116,546             2,107,165
   Restricted certificates of deposit                                       1,951,533            3,169,429             3,127,208
   Accounts receivable                                                         64,700               79,708               161,137
   Inventories                                                              1,547,652            1,551,180             1,855,545
   Current portion of notes receivable                                        511,220              391,491               393,069
   Other current assets                                                     4,770,821            2,763,912             1,111,060
                                                                         ------------         ------------         -------------
        Total current assets                                               11,699,048           11,621,604            15,951,210
                                                                         ------------         ------------         -------------
Property and equipment, less accumulated depreciation                      69,703,752           71,482,152            70,884,585
                                                                         ------------         ------------         -------------
Other noncurrent
   Investments in and advances to limited partnerships                      5,734,948            5,111,847             5,129,758
   Notes receivable                                                         1,204,784            1,042,528             1,062,387
   Other assets                                                             4,105,370            1,116,455               630,431
   Debt issuance costs, less accumulated amortization                       1,235,907            1,532,135             2,037,463
   Intangible assets, less accumulated amortization                         4,329,454            4,414,112             4,498,776
                                                                         ------------         ------------         -------------
       Total other noncurrent assets                                       16,610,463           13,217,077            13,358,815
                                                                         ------------         ------------         -------------
                                                                         $ 98,013,263         $ 96,320,833         $ 100,194,610
                                                                         ============         ============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable                                      $ 16,109,586         $ 17,663,706         $  10,406,788
   Convertible subordinated debenture                                       5,650,000            5,650,000             5,650,000
   Current portion of contingent liability for guaranteed stock values      1,795,510            1,419,730             1,151,238
   Accounts payable                                                         1,445,296            1,227,808             1,239,903
   Accrued expenses                                                         6,373,667            6,234,270             5,746,412
   Reserve for discontinued operations                                        795,000              795,000
   Income taxes payable                                                         9,888                9,888                 9,888
                                                                         ------------         ------------         -------------
       Total current liabilities                                           32,178,947           33,000,402            24,204,229

   Notes payable                                                            6,238,267            6,834,514            15,545,067
   Convertible subordinated debenture                                       5,407,849            6,518,334             8,500,000
   Other accrued expenses                                                     448,784              448,858               460,418
   Deferred revenue                                                         1,856,248            1,856,248             2,444,140
   Deferred income taxes                                                      674,021              674,021               674,021
                                                                         ------------         ------------         -------------
       Total liabilities                                                   46,804,116           49,332,377            51,827,875
                                                                         ------------         ------------         -------------
   Contingent liability for guaranteed stock values                         1,813,848            1,694,381             1,377,626
                                                                         ------------         ------------         -------------
Shareholders' equity
   Preferred stock, 6,000,000 shares authorized with no par value
      Class A, 2,000 shares authorized, 0, 30 and 1,150 shares issued
        and outstanding                                                                            470,686            11,575,616
      Class B, 2,000 shares authorized, 430, 430 and 0 shares issued
         and outstanding                                                    4,407,500            4,300,000
      Class C, 1,000 shares authorized, 50, 50 and 0 shares issued
         and outstanding                                                      500,000              500,000
      Class D, 2,000 shares authorized, 4,118, 0  and 0 shares
          issued and outstanding                                            3,551,500
   Common stock, 100,000,000 shares authorized with no
         par value; 11,328,182, 10,079,834 and 7,850,868
         shares issued and outstanding                                     47,301,984           43,868,329            35,558,175
   Outstanding warrants                                                     3,064,933            3,064,933             2,683,333
   Unearned compensation                                                     (384,722)            (497,222)             (250,000)
   Accumulated deficit                                                     (9,045,896)          (6,412,651)           (2,578,015)
                                                                         ------------         ------------         -------------
       Total shareholders' equity                                          49,395,299           45,294,075            46,989,109
                                                                         ------------         ------------         -------------
   Commitments and contingencies

                                                                         $ 98,013,263         $ 96,320,833         $ 100,194,610
                                                                         ============         ============         =============

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                         FOR THE
                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,

                                                                   1996           1995
OPERATING REVENUES
Entertainment revenue                                           $  6,535,477  $ 6,333,642
Construction and development revenue from related parties              -        1,197,227
Other                                                                461,252      331,783
                                                                ------------  -----------
     Total operating revenues                                      6,996,729    7,862,652
                                                                ------------  -----------
OPERATING EXPENSES
Development and construction expense                                   -          999,845
Salaries and wages                                                 3,249,730    3,144,486
General and administrative                                         5,535,327    4,427,187
                                                                ------------  -----------
     Total operating expenses before depreciation and
         amortization and realized loss on sale of securities      8,785,057    8,571,518
                                                                ------------  -----------
Depreciation and amortization                                      1,569,897    1,095,703
Realized loss on sale of securities                                               293,430
                                                                ------------  -----------
Operating loss                                                    (3,358,225)  (2,097,999)

OTHER (EXPENSE) INCOME
Interest expense                                                    (892,251)    (778,879)
Interest income                                                       42,938      105,988
Other                                                                847,549    1,293,342
                                                                ------------  -----------
Loss before benefit for income taxes                              (3,359,989)  (1,477,548)

Benefit for income taxes                                           1,256,674      624,855
Equity in net losses of limited partnerships, net of tax             (72,368)      (5,722)
                                                                ------------  -----------
Net loss                                                        $ (2,175,683) $  (858,415)
                                                                ============  ===========
NET LOSS APPLICABLE TO COMMON STOCK
    Net loss                                                    $ (2,175,683) $  (858,415)
    Less: Preferred stock dividends                                 (166,872)
                                                                ------------  -----------
Net loss applicable to common stock                             $ (2,342,555) $  (858,415)
                                                                ============  ===========

Net loss per share of common stock                              $      (0.21) $     (0.11)
                                                                ============  ===========
Weighted average number of shares of
    common stock and common stock equivalents
    used in calculating net loss per share                        10,966,810    7,872,111
                                                                ============  ===========


                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                                                       Preferred Stock
                                                    ------------------------------------------------   Common    Outstanding
                                                      Class A     Class B     Class C      Class D      Stock       Warrants
                                                    ----------  ----------  ----------  ------------ ----------- -------------
Balance, September 30, 1993                                                                          $ 5,683,831

   Issuance of common stock in connection
      with initial public offering                                                                    24,800,000
   Stock issuance costs                                                                               (3,942,729)
   Issuance of common stock for
     investment in limited partnerships                                                                  516,768
   Issuance of common stock to purchase
      East Cobb FunCenter                                                                                558,463
   Issuance of common stock to purchase
      Greenville FunCenter                                                                               388,930
   Issuance of common stock to purchase
      Kingwood FunCenter                                                                                 780,500
   Issuance of common stock to purchase
      Malibu facilities                                                                                1,582,031
   Warrants issued in connection with the
      formation of NEF                                                                                           $      300,000
   Adjustment to common stock as a result of
      guaranteed stock prices                                                                             30,693
   Unrealized loss on investment in
      securities, net of tax
   Net income
                                                    ----------- ----------- ----------- ------------ ----------- --------------
Balance, September 30, 1994                                                                           30,398,487        300,000

   Issuance of preferred stock                      $11,500,000
   Issuance of common stock                                                                           13,051,923
   Stock issuance costs                                                                               (2,547,164)
   Purchase and cancellation of stock                                                                 (5,658,027)
   Warrants issued in connection
      with purchase of MGPC                                                                                             900,000
   Warrants issued in connection with
      financial advisory agreement                                                                                      333,333
   Unearned compensation in connection
      with the financial advisory agreement
   Warrants issued in connection with the
      Company's initial public offering                                                                                 650,000
   Warrants issued in connection with
      November 1994 equity offering                                                                                     100,000
   Warrants issued in connection
      with NEF                                                                                                           25,000
   Warrants issued in connection
      with September 1995 equity offering                                                                               375,000
   Adjustment to common stock as a result of
      guaranteed stock prices                                                                            312,956
   Change in unrealized loss on securities
      available for sale, net of tax
   Accretion of preferred stock dividends                75,616
   Net loss
                                                    ----------- ----------- ----------- ------------ ----------- --------------
Balance, September 30, 1995                          11,575,616                                       35,558,175      2,683,333

   Issuance of preferred stock                                              $   500,000
   Issuance of common stock                                                                              101,364
   Stock issuance costs                                                                                 (221,529)
   Purchase and cancellation of stock                                                                    (51,257)
   Warrants issued in connection with
      financial advisory agreement                                                                                      350,000
   Unearned compensation in connection
      with the financial advisory agreements
   Warrants issued                                                                                                       31,600
   Adjustment to common stock as a result
      of guaranteed stock prices                                                                        (585,247)
   Accretion of preferred stock dividends               230,001
   Preferred stock converted                         (7,034,931)                                       7,034,931
   Subordinated debt converted                                                                         2,031,892
   Transfer of Class A preferred stock
       to Class B preferred stock                    (4,300,000)$ 4,300,000
   Net loss
                                                    ----------- ----------- ----------- ------------ ----------- --------------
Balance, December 31, 1995                              470,686   4,300,000     500,000               43,868,329      3,064,933

   Issuance of preferred stock                                                             3,500,000
   Issuance of common stock                                                                            2,825,000
   Stock issuance costs                                                                                 (519,167)
   Purchase and cancellation of stock                                                                     (6,875)
   Unearned compensation in connection
      with the financial advisory agreements
   Adjustment to common stock as a result
      of guaranteed stock prices                                                                        (495,247)
   Accretion of preferred stock dividends                60,000     107,500                   51,500
   Preferred stock converted                           (310,126)                                         310,126
   Subordinated debt converted                                                                         1,319,818
   Payment of dividends                                (138,455)
   Adjust previous accretion of dividends
       to actual                                        (82,105)
   Net loss
                                                    ----------- ----------- ----------- ------------ ----------- --------------
Balance, March 31, 1996                             $           $ 4,407,500 $   500,000 $  3,551,500 $47,301,984 $    3,064,933
                                                    =========== =========== =========== ============ =========== ==============


















                                                                      Unrealized
                                                                        Loss on
                                                                      Securities    Retained
                                                        Unearned       Available    Earnings
                                                      Compensation     for Sale     (Deficit)     Total
                                                      ------------    ----------    ---------     -----
Balance, September 30, 1993                                                      $   123,916   $ 5,807,747

   Issuance of common stock in connection
      with initial public offering                                                              24,800,000
   Stock issuance costs                                                                         (3,942,729)
   Issuance of common stock for
     investment in limited partnerships                                                            516,768
   Issuance of common stock to purchase
      East Cobb FunCenter                                                                          558,463
   Issuance of common stock to purchase
      Greenville FunCenter                                                                         388,930
   Issuance of common stock to purchase
      Kingwood FunCenter                                                                           780,500
   Issuance of common stock to purchase
      Malibu facilities                                                                          1,582,031
   Warrants issued in connection with the
      formation of NEF                                                                             300,000
   Adjustment to common stock as a result of
      guaranteed stock prices                                                                       30,693
   Unrealized loss on investment in
      securities, net of tax                                        $  (227,714)                  (227,714)
   Net income                                                                      1,232,079     1,232,079
                                                     ---------      -----------  -----------   -----------
Balance, September 30, 1994                                            (227,714)   1,355,995    31,826,768

   Issuance of preferred stock                                                                  11,500,000
   Issuance of common stock                                                                     13,051,923
   Stock issuance costs                                                             (862,500)   (3,409,664)
   Purchase and cancellation of stock                                                           (5,658,027)
   Warrants issued in connection
      with purchase of MGPC                                                                        900,000
   Warrants issued in connection with
      financial advisory agreement                                                                 333,333
   Unearned compensation in connection
      with the financial advisory agreement          $(250,000)                                   (250,000)
   Warrants issued in connection with the
      Company's initial public offering                                                            650,000
   Warrants issued in connection with
      November 1994 equity offering                                                                100,000
   Warrants issued in connection
      with NEF                                                                                      25,000
   Warrants issued in connection
      with September 1995 equity offering                                                          375,000
   Adjustment to common stock as a result of
      guaranteed stock prices                                                                      312,956
   Change in unrealized loss on securities
      available for sale, net of tax                                    227,714                 227,714
   Accretion of preferred stock dividends                                            (75,616)
   Net loss                                                                       (2,995,894)   (2,995,894)
                                                     ---------      -----------  -----------   -----------
Balance, September 30, 1995                           (250,000)                   (2,578,015)   46,989,109

   Issuance of preferred stock                                                                     500,000
   Issuance of common stock                                                                        101,364
   Stock issuance costs                                                              (36,617)     (258,146)
   Purchase and cancellation of stock                                                              (51,257)
   Warrants issued in connection with
      financial advisory agreement                                                                 350,000
   Unearned compensation in connection
      with the financial advisory agreements          (247,222)                                   (247,222)
   Warrants issued                                                                                  31,600
   Adjustment to common stock as a result
      of guaranteed stock prices                                                                  (585,247)
   Accretion of preferred stock dividends                                           (230,001)
   Preferred stock converted
   Subordinated debt converted                                                                   2,031,892
   Transfer of Class A preferred stock
       to Class B preferred stock
   Net loss                                                                       (3,568,018)   (3,568,018)
                                                     ---------      -----------  -----------   -----------
Balance, December 31, 1995                            (497,222)                   (6,412,651)   45,294,075

   Issuance of preferred stock                                                                   3,500,000
   Issuance of common stock                                                                      2,825,000
   Stock issuance costs                                                             (290,690)     (809,857)
   Purchase and cancellation of stock                                                               (6,875)
   Unearned compensation in connection
      with the financial advisory agreements           112,500                                     112,500
   Adjustment to common stock as a result
      of guaranteed stock prices                                                                  (495,247)
   Accretion of preferred stock dividends                                           (248,977)      (29,977)
   Preferred stock converted
   Subordinated debt converted                                                                   1,319,818
   Payment of dividends                                                                           (138,455)
   Adjust previous accretion of dividends
       to actual                                                                      82,105
   Net loss                                                                       (2,175,683)   (2,175,683)
                                                     ---------      -----------  -----------   -----------
Balance, March 31, 1996                              $(384,722)     $            $(9,045,896)  $49,395,299
                                                     =========      ===========  ===========   ===========



                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   1996               1995
Operating activities:
  Net loss                                                    $  (2,175,683)   $   (858,415)
  Adjustments to reconcile net loss to
     net cash used by operating activities
  Equity in net losses of limited partnerships,
   net of tax                                                        72,368           5,722
  Increase in allowance for doubtful accounts
   receivable                                                        30,000
  Depreciation and amortization                                   1,569,897       1,095,703
  Amortization of warrants                                          112,500
  Unrealized loss on securities available for sale                                  293,430
  Gain on sale of property and equipment                           (847,549)
  Changes in assets and liabilities, net of acquisition
   Increase in accounts receivable                                  (14,992)
   Decrease in inventory                                              3,528
   Increase in other assets                                      (3,396,241)     (1,635,457)
   Increase (decrease) in debt issuance costs
     and intangible assets                                          (75,001)          4,521
   Increase (decrease) in accounts payable                          217,488        (248,938)
   Increase in accrued expenses                                     348,656         195,081
                                                              -------------    ------------
     Cash used by operating activities                           (4,155,029)     (1,148,353)
                                                              -------------    ------------
Investing activities:
  Purchases of property and equipment                              (471,137)
  Proceeds from sale of property and equipment                    2,663,359       1,250,000
  Principal payments under notes receivable                           5,636
  Increase in notes receivable                                                     (191,500)
  (Increase) decrease in investments in and advances to
     limited partnerships                                          (695,469)        298,097
  (Increase) decrease in restricted cash                            840,100        (729,140)
  (Increase) decrease in restricted certificates of deposit         (25,847)        562,875
  Purchase of facilities                                                           (250,971)
                                                              -------------    ------------
     Cash provided by investing activities                        2,316,642         939,361
                                                              -------------    ------------
Financing activities:
  Proceeds from borrowings                                                           24,910
  Payments of borrowings                                         (3,568,278)       (840,930)
  Issuance of preferred stock                                     3,500,000
  Issuance of common stock                                        2,825,000
  Stock issuance costs                                             (715,690)
  Purchase of stock                                                  (6,875)       (405,683)
  Payment of dividends                                             (168,432)
                                                              -------------    ------------
     Cash (used) provided by financing activities                 1,865,725      (1,221,703)
                                                              -------------    ------------
Increase in cash and cash equivalents                                27,338      (1,430,695)
Cash and cash equivalents, beginning of period                    1,549,338       3,108,644
                                                              -------------    ------------
Cash and cash equivalents, end of period                      $   1,576,676    $  1,677,949
                                                              =============    ============


                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1996 AND MARCH 31, 1995
                                  (UNAUDITED)


BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On January 19, 1996 the Board of Directors approved a change in the Company's fiscal year end from September 30th to December 31st. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K/A for the year ended September 30, 1995.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the periods.

The Company previously entered into three purchase transactions for FECs in which the Company issued common stock as partial consideration and guaranteed to the respective seller(s) that the aggregate market value of the common stock would have a certain value, as defined, on specified future dates. In the event that the common stock does not achieve the guaranteed value, the Company has the option of issuing cash for the shortfall between the market value and the guaranteed price or, with respect to two transactions, issuing additional shares of stock. In the circumstances in which the Company has agreed to pay cash or issue common stock, the contingent shares are considered to be common stock equivalents. Common stock equivalents are not included in the weighted average number of shares of common stock outstanding in loss periods.

On March 29, 1996, the Company distributed an offering circular to its shareholders offering to exchange one share of its Class E Preferred Stock, with a liquidation preference of $12.00 per share, for two shares of its common stock, no par value, up to a maximum of 7,000,000 shares of common stock (the "Exchange Offer"). The Exchange Offer is anticipated to close on May 24, 1996.

DISCONTINUED SEGMENT

In January 1996, the Company signed a memorandum of understanding to exclusively engage an outside development and construction firm to provide all future design, development and construction services for its FEC's. However, in April 1996, the Board of Directors determined that it was in the Company's best interest to retain this division. Accordingly, the Company will record a gain of $795,000 during the quarter ended June 30, 1996 to reverse the loss accrued during the three months ended December 31, 1995 for the estimated loss on the disposal of the division. All expenses related to development and construction are included in determining loss from operations for the three months ended March 31, 1996.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information about the Company's operations as they related to entertainment, development and construction, and corporate for the three months ended March 31, 1996 and 1995 is presented below (in millions):


                     1996                                                                 DEVELOPMENT
                     ----                                                                     AND
                                                                 ENTERTAINMENT           CONSTRUCTION            CORPORATE
                                                                 -------------           ------------            ---------
                     Operating revenues                     $              6,535     $         -           $             461
                     Operating loss                                         (306)                 (228)               (1,255)
                     Depreciation and amortization                     -                       -                      (1,570)


                     1995                                                                 DEVELOPMENT
                     ----                                                                     AND
                                                                 ENTERTAINMENT           CONSTRUCTION            CORPORATE
                                                                 -------------           ------------            ---------
                     Operating revenues                     $              6,334     $           1,197     $             332
                     Operating income (loss)                                 211                   (38)                 (881)
                     Depreciation and amortization                     -                       -                      (1,096)
                     Realized loss on sale of securities               -                       -                        (293)


The Company has not allocated corporate general and administrative overhead (i.e. rent, utilities, travel, etc.) to the entertainment or development and construction operations.

Operating revenues

Total operating revenues decreased from $7,863,000 during the three-month period ended March 31, 1995 to $6,997,000 during the three-month period ended
March 31, 1996, a decrease of $866,000 or 15%.   The decrease is primarily a
result of a decrease in development and construction revenue from related parties of $1,197,000. The decrease in development and construction revenue from related parties is a result of the Company having no FECs under construction during the current period. The increase in entertainment revenues is a result of the addition of two FEC's which the Company is leasing from limited partnerships.

Operating expenses

Total operating expenses before depreciation and amortization and the realized loss on the sale of securities, excluding development and construction expense, increased from $7,572,000 during the three-month period ended March 31, 1995 to $8,785,000 during the three-month period ended March 31, 1996, an increase of $1,213,000 or 16%3,903,000. The increase is primarily a result of an increase in general and administrative expenses of $1,108,000.

The increase in general and administrative expenses and the related increase in the operating loss from entertainment and corporate overhead disclosed above is a result of the Company incurring the following expenses during the period ended March 31, 1996 which were not present during the same period in the prior year: (i) the recognition of approximately $554,000 of expenses related to two limited partnerships which the Company has been leasing since January 1996;
(ii) the recognition of approximately $112,000 in non-cash warrant expense associated with amortizing the value of warrants issued in connection with financial advisory agreements which the Company entered into in previous periods; (iii) the recognition of approximately $100,000 for marketing promotions for the FEC's; (iv) approximately $120,000 of consulting expense; and (v) legal expenses of approximately $160,000 related to the Exchange Offer and other restructuring issues which the Company is researching. The remaining increase in general and administrative is due to overall increases commensurate with the increase in revenues and also repair and maintenance work which is being completed at the Malibu FEC's.

The decrease in development and construction expense is consistent with the decrease in related revenue.

The increase in depreciation and amortization of $474,000 from the three month period ended March 31, 1996 as compared to the same period in the prior year is due to the acceleration of amortization of certain loan costs due to the change of final maturity of a certain bank note to October 1996.

The "other income" balance for the three month period ended March 31, 1995 is a fee recognized for the termination of a construction contract related to a limited partnership. There was no such fee for the three month period ended March 31, 1996, however, the Company recognized a gain of approximately $848,000 on the sale of excess land at one of the FEC's.

Liquidity and Capital Resources

During the period ended March 31, 1996, the Company financed its operations primarily through cash flow from operations and the issuance of equity. During the period ended March 31, 1996 the Company expended cash as follows (i) purchased property and equipment of approximately $471,000 and (ii) repaid indebtedness of approximately $3,568,000. At March 31, 1996 the Company had non-restricted cash and cash equivalents of $1,577,000.

The increase in other current assets is primarily a result of an income tax benefit of approximately $3,464,000. The Company anticipates that the income tax benefit will be offset by income taxes payable in the more profitable months of April through September. The increase in long-term other assets is a result of deposits towards the purchase of FEC's.

The Company is current with all scheduled principal and interest payments under existing senior bank debt and subordinated debenture agreements. At March 31, 1996, the Company was not in compliance with certain financial covenants under the $5,650,000 9% convertible subordinated debentures and a credit agreement with NationsBank N.A. However, the Company is currently in discussions with debenture holders to waive and amend the covenant violations. Additionally, as discussed below, the Company is presently in the final stages of entering into a new credit facility which will replace the current senior debt.

Stock Price Guarantee Agreements

All of the Company's agreements under which it has agreed to specified future stock prices have matured and the Company is in the process of settling the guarantees. Under two of the stock price guarantee agreements as of March 31, 1996, the Company is required to issue an additional 510,960 shares of common stock. Under a third agreement, the Company has agreed to purchase the 87,050 shares issued in the initial purchase transaction for the guaranteed purchase price of $1,795,510. Subsequent to March 31, 1996, a restricted certificate of deposit for approximately $1,100,000 was liquidated to satisfy the stock guarantee for $1,795,510.

Working Capital

At March 31, 1996, the Company has negative working capital of approximately $20,500,000 which includes approximately $5,506,000 of senior debt which has been classified as current due to a financial covenant violation in a senior credit agreement which the bank had not waived at the date of this report. The negative current debt also included $5,650,000 due to financial covenant violations under the 9% subordinated debentures as discussed above.

In April 1996 the Company accepted a commitment letter from Foothill Capital Corporation, a major U.S. financial institution, for a $25 million credit facility. Proceeds from the credit facilities will be used to (i) refinance the Company's existing balance of $9.5 million with its existing senior lender;
(ii) fund the cash
portion of acquisition costs for six family entertainment centers presently owned by limited partnerships and either managed or leased by the Company;
(iii) fund general working capital requirements.

On January 1, 1996, the Company entered into a Lease Agreement with M.F.G. of Willowbrook, L.P. ("Willowbrook"), whereby Willowbrook agreed to lease the FEC located in Willowbrook, Texas to the Company. The term of the lease expires upon the earlier to occur of (i) December 31, 1996, (ii) the sale of the FEC to the Company, and (iii) the termination of the Management Agreement. Under the terms of the lease, the Company has agreed to pay rent of $1,800 per day and is responsible for the maintenance and repair of the facility. The Company will receive all revenues and be responsible for payment of all expenses at the FEC. The Company has also entered into an agreement to acquire the FEC for a purchase price of approximately $5.5 million (plus the assumption of approximately $1.4 million of secured debt). The Company has paid a deposit of approximately $650,000 on the purchase price and is obligated to pay an additional $500,000 on September 30, 1996 if the closing of the acquisition has not taken place by such date. The closing of the acquisition is anticipated to take place prior to December 31, 1996.

On March 28, 1996, the Company formalized a Lease Agreement with F.F.C. of Columbus, Limited Partnership ("Columbus"), whereby Columbus agreed to lease the FEC located in Columbus, Ohio to the Company. The term of the lease commenced on January 1, 1996 and expires upon the earlier to occur of (i) April 30, 1996, (ii) the sale of the FEC to the Company, or (iii) the termination of the Management Agreement. Under the terms of the lease, the Company has agreed to pay as rent Columbus' obligations with respect to three bank loans made to Columbus in order to develop and construct the FEC. The Company will receive all revenues and be responsible for the maintenance and repair of the facility, as well as for all taxes, insurance and utilities with respect to the FEC during the term of the lease.

Additionally, the Company is currently in negotiations with two other limited partnerships to purchase an aggregate of four FEC's. The purchase of these FECs is part of management's strategy to increase the core business of entertainment revenue.

Issuance of Preferred Stock

In February 1996 the Company's Board of Directors designated 20,000 shares of the Company's Preferred Stock as Class D Preferred Stock (the "Class D Preferred Stock"). In March 1996 the Company issued 4,118 shares of Class D Preferred Stock with a face value of $4,118,000 for $3,500,000. Holders of the Class D Preferred Stock are entitled to receive annual dividends at 4% of the face amount of the Class D Preferred Stock, payable quarterly. Subsequent to March 31, 1996 the Company issued 3,410 shares of Class D Preferred Stock with a face value of $3,410,000 for $2,830,000. The difference between the face value of the Class D Preferred Stock and the issuance price will be accreted over one year.

In the event of liquidation, the holders of the Class D Preferred Stock are entitled to receive $1,000 for each share of Class D Preferred Stock. The right of the holders of Class D Preferred Stock to distributions of the assets of the Company in the event of a voluntary or involuntary liquidation are in parity with the rights of the holders of the other classes of Preferred Stock.

Beginning sixty days following the date of the issuance, the Class D Preferred Stock is convertible into the number of shares of common stock equal to the Class D Original Issue Price, divided by the lesser of (i) $6.00 or (ii) the average closing bid price, as defined, for the five trading days immediately preceding the date the Class D Preferred Stock is converted (the "Class D Conversion Price"). However, the Class D Conversion Price can not be less than seventy percent of the average closing bid price for the five trading days immediately preceding the date the Class D Preferred Stock is converted. The Company is required to convert, at the Class D Conversion Price, all of the shares of Class D Preferred Stock outstanding two years following the date of the issuance

The Company may, at its option, redeem shares of Class D Preferred Stock immediately prior to the conversion of such shares, if the Class D Conversion Price is less than $3.00 per share on the date of a proposed conversion.

In March 1996, the Company's Board of Directors designated 3,500,000 shares of the Company's Preferred Stock as Class E Preferred Stock (the "Class E Preferred Stock"). Holders of the Class E Preferred Stock are entitled to cumulative dividends payable at the annual rate of 10%. The holders of the Class E Preferred Stock are entitled to elect one director to the Company's Board of Directors if the Company defaults with respect to any six consecutive quarterly dividend payments.

In the event of liquidation the holders of the Class E Preferred Stock are entitled to receive $12.00 for each share of Class E Preferred Stock, plus accrued and unpaid dividends.

Holders of the Class E Stock may convert the Class E Preferred Stock into common stock at any time from the date of issuance for an initial conversion price of $8.00 per share. The Company is required to redeem the Class E Preferred Stock on the fifth anniversary of its issuance at a redemption price equal to $12.00 per share plus accrued and unpaid dividends. If the market price of the common stock exceeds $10.00 per share for any fifteen consecutive trading days, the Company may compel the holders of the Class E Preferred Stock to convert such shares into shares of common stock at an initial price of $8.00 per share.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On May 24, 1994, the Company filed a complaint in the Superior Court of Fulton County, Georgia against M.B. Kahn Construction Company, Inc. ("Kahn"), a company engaged to perform various construction management and construction related services in connection with six planned Mountasia FunCenters, alleging breach of contract and requesting unspecified damages. Kahn answered the complaint and filed a counterclaim seeking damages of $1,954,185 for breach of contract, quantum merit and indemnity plus attorneys fees, and litigation expenses. The Company intends to vigorously pursue its claims and defend against Kahn's counterclaim, and management does not anticipate that the ultimate resolution of this litigation will have a material adverse impact on the Company's consolidated financial statements. While the Company intends to vigorously defend this action, if necessary, due to the present posture of this case, there can be no assurance that the Company will prevail in this matter or that it will not incur damages in excess of the amount covered by insurance.

On December 21, 1994, the Company was served with a complaint for damages filed by Thrill Technology, Inc. ("Thrill"). Thrill alleges that negotiations with the Company for the construction and installation of "Sky Coaster amusement rides" in more than one Mountasia/Malibu facility bound the Company to purchase the rides, and that the company damaged Thrill by refusing to purchase the rides. Thrill alleges claims and damages for 1) breach of contract in the amount not less than $500,000; 2) promissory estoppel with damages not less than $500,000; 3) equitable estoppel; 4) fraud; 5) breach of a duty of good faith; 6) punitive damages; and 7) attorney's fees. The Company strongly believes there is no liability or obligation to Thrill, and has filed a counterclaim against Thrill for actionable defamation and tortuous interference with business relations based upon alleged slanderous remarks regarding the Company that Thrill's president has made to the manufacturer of the Sky Coaster ride and others. Company management believes that Thrill's claims are without merit both factually and legally. While the Company intends to vigorously defend this action, if necessary, due to the present posture of this case, there can be no assurance that the Company will prevail in this matter or that it will not incur damages in excess of the amount covered by insurance.

On or about June 26, 1995, the Company was served with a Complaint for damages filed by WXZ Development, Inc. in the Court of Common Pleas, Franklin County, Ohio. This lawsuit arises out of the Company's purchase of some real property from codefendant PDI Columbus II Limited Partnership. The Complaint set forth claims for relief against the Company for tortuous interference and intentional interference with prospective economic opportunity. The Complaint seeks damages on the tortuous interference count in excess of $900,000 and on the intentional interference with prospective economic opportunity in excess of $450,000. On or about August 18, 1995, the Company filed a timely motion to dismiss the suit for failure to state a claim upon which relief can be granted. The Court denied the motion to dismiss on January 2, 1996. The Company filed a timely answer denying liability on February 8, 1996. The Company is in the process of preparing to conduct discovery in the case. While the Company intends to vigorously defend this action, if necessary, due to the present posture of this case, there can be no assurance that the Company will prevail in this matter or that it will not incur damages in excess of the amount covered by insurance.

On or about February 23, 1996, the Company, Scott Demerau and Juli Demerau were served with a Complaint for damages filed by Douglas E. Hesse in the State Court of Fulton County, Georgia. Mr. Hesse alleges breach of contract and recovery under the theory of quantum meruit. He demands actual damages of $400,000, pre- and post-judgment interest, attorneys fees and costs of litigation. A timely answer on behalf of all defendants was filed March 25, 1996, denying the allegations and asserting numerous affirmative defenses. Discovery is proceeding. The Company has instructed counsel to vigorously defend this action. Due to the present posture of the case, we are unable to assess the likelihood that the Company will prevail in this matter or estimate its exposure for damages and other expenses.

Malibu's business, primarily due to the operation of the Virage(R) race tracks, has been, and will likely continue to be subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages, which could result in substantial damage awards and legal and other expenses.

From time to time, the Company is a party to routine claims and litigation incidental to its business. Currently, the Company is subject to certain claims and lawsuits, the outcomes of which are not determinable at this time. In the opinion of the Company, any liability that might be incurred upon the resolution of these routine claims and lawsuits will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.  Change in Securities

The Company issued 4,118 shares of Class D Preferred Stock in March 1996. The rights and privileges under the Class D Preferred Stock are discussed above.

Additionally, the Company's Board of Directors designated 3,500,000 shares of Preferred Stock to be designated Class E Preferred Stock (the "Class E Preferred Stock"). The rights and privileges under the Class E Preferred Stock are disclosed above.

Item 3.  Defaults Upon Senior Securities

The Company was not in compliance with certain financial covenants within a credit agreement with its senior lender at March 31, 1996. Additionally, the Company was not in compliance with certain financial convenants regarding its $5,650,000 9% convertible subordinated debentures. At the date of this report, the Company had not obtained waivers of non-compliance of these covenants, therefore, all the amounts have been classified as current in the accompanying balance sheet.

Although the following unaudited financial statements for the three month transition period ended March 31, 1996 have not been audited by Arthur Andersen LLP, they have informed the Company that if the covenant violation described above continues to exist at the time of their audit of the financial statements for the transition period and for the year ended December 31, 1996, their report on those statements may include an explanatory fourth paragraph with respect to that uncertainty.

Item 4.  Submission of Matters to a Vote of Securityholders

During the period covered by this report, no matters were submitted to the vote of the securityholders of the Company.

Item 5.  Other Information

At the shareholders meeting on May 9, 1996 the shareholders approved, for a period of one year, any Board approved sales by the Company of common stock (or securities convertible into or exercisable for common stock): (a) in amounts which may equal (or may result in the issuance of) 20% or more of the Company's common shares outstanding before any such sale, and (b) at a price that is less than the greater of book or market value of the Company's common stock at the time of such sale. Shareholders also ratified all such previous sales.

This proposal was considered in response to an indication by the Nasdaq National Market Inc. ("Nasdaq") that the Company was in violation of a NASD By-Law which would affect the continued listing of the Company's common stock on the Nasdaq National Market System. Nasdaq has taken the position that: (a) certain of the Company's outstanding convertible securities have been converted or could hypothetically be converted into common stock at a share price below book or market value of the Company's common stock at the time of issuance of the securities, and (b) the conversion of these securities have been or could hypothetically be in an amount equaling 20% or more of the common shares outstanding at the time of issuance of the securities. Therefore, Nasdaq has concluded the Company is in violation of NASD rules requiring shareholder approval of such sales.

The Company believes that the shareholders' vote at the Annual Meeting approving such previous transactions, along with other considerations, satisfies all NASD compliance issues and should ensure continued listing on the Nasdaq National Market System. A hearing before Nasdaq on this matter is scheduled to be held on May 22, 1996.

Items 6.  Exhibits and Reports on Form 8-K

Exhibit                       Description
- -------                       -----------

   27                         Financial Data Schedule (for SEC use only)

Reports on Form 8-K:

Date Form 8-K was Filed       Description
- -----------------------       -----------

January 31, 1996              Change in the Company's year end from September
                              30th to December 31st.

May 6, 1996                   Disclosure of Rights Agreement Plan.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.


                                  By:  /s/ L. Scott Demerau
                                       -----------------------------
                                  L. Scott Demerau
                                  President, Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q was signed by the following persons in the capacities indicated on May 13, 1996.


Signature                                          Title
/s/ L. Scott Demerau                               President, Chief Executive Officer and a Director
- --------------------                               (principal executive officer)
L. Scott Demerau


/s/ Ann C. Travis                                  Vice President Finance
- ---------------------
Ann C. Travis