Form 10-Q
period 1996-06-30
MOUNTASIA ENTERTAINMENT INTERNATIONAL INC
filed 1996-08-14
CIK 912027

                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1996






                  Mountasia Entertainment International, Inc.
                        5895 Windward Parkway, Suite 220
                           Alpharetta, GA  30202-4128
                                 (770) 442-6640



                          Commission File No. 0-22458
                          ---------------------------




          Georgia                                         58-1949379
          -------                                         -------------
                                                          (IRS Employer
                                                           I.D. No.)






The Registrant (1) had filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.


The number of shares outstanding of the Registrant's Common Stock as of August 9, 1996 was 13,951,144.

PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                              JUNE 30,     DECEMBER 31,   SEPTEMBER 30,
                                                                                1996           1995           1995
                                                                            ------------   ------------   -------------
                                                                            (UNAUDITED)    (UNAUDITED)
ASSETS
Current
  Cash and cash equivalents...............................................  $  1,212,528   $ 1,549,338    $  7,196,026
  Restricted cash.........................................................     1,059,862     2,116,546       2,107,165
  Restricted certificates of deposit......................................                   3,169,429       3,127,208
  Accounts receivable.....................................................       467,955        79,708         161,137
  Inventories.............................................................     1,395,998     1,551,180       1,855,545
  Current portion of notes receivable.....................................       177,345       391,491         393,069
  Other current assets....................................................     6,921,285     2,763,912       1,111,060
                                                                            ------------   -----------    ------------
        Total current assets..............................................    11,234,973    11,621,604      15,951,210
                                                                            ------------   -----------    ------------
Property and equipment, less accumulated depreciation.....................    67,230,850    71,482,152      70,884,585
                                                                            ------------   -----------    ------------
Other noncurrent
  Investments in and advances to limited partnerships.....................     8,738,136     5,111,847       5,129,758
  Notes receivable........................................................     4,640,785     1,042,528       1,062,387
  Other assets............................................................     3,475,977     1,116,455         630,431
  Debt issuance costs, less accumulated amortization......................     1,445,718     1,532,135       2,037,463
  Intangible assets, less accumulated amortization........................     2,935,723     4,414,112       4,498,776
                                                                            ------------   -----------    ------------
        Total other noncurrent assets.....................................    21,236,339    13,217,077      13,358,815
                                                                            ------------   -----------    ------------
                                                                            $ 99,702,162   $96,320,833    $100,194,610
                                                                            ============   ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of notes payable........................................  $  5,813,016   $17,663,706    $ 10,406,788
  Convertible subordinated debentures.....................................     5,650,000     5,650,000       5,650,000
  Current portion of liability for guaranteed stock values................                   1,419,730       1,151,238
  Accounts payable........................................................     2,381,672     1,227,808       1,239,903
  Accrued expenses........................................................     8,683,762     6,234,270       5,746,412
  Reserve for discontinued operations.....................................                     795,000
  Income taxes payable....................................................         9,888         9,888           9,888
                                                                            ------------   -----------    ------------
        Total current liabilities.........................................    22,538,338    33,000,402      24,204,229
  Notes payable...........................................................    22,554,376     6,834,514      15,545,067
  Convertible subordinated debentures.....................................     3,984,289     6,518,334       8,500,000
  Other accrued expenses..................................................       396,126       448,858         460,418
  Deferred revenue........................................................                   1,856,248       2,444,140
  Deferred income taxes...................................................       674,021       674,021         674,021
                                                                            ------------   -----------    ------------
        Total liabilities.................................................    50,147,150    49,332,377      51,827,875
                                                                            ------------   -----------    ------------
  Liability for guaranteed stock values...................................     1,813,848     1,694,381       1,377,626
                                                                            ------------   -----------    ------------
Shareholders' equity
  Preferred stock, 6,000,000 shares authorized with no par value
    Class A, 2,000 shares authorized, 0, 30 and 1,150 shares issued
      and outstanding.....................................................                     470,686      11,575,616
    Class B, 2,000 shares authorized, 430, 430 and 0 shares issued and
      outstanding.........................................................     4,515,000     4,300,000
    Class C, 1,000 shares authorized, 50, 50 and 0 shares issued and
      outstanding.........................................................       500,000       500,000
    Class D, 20,000 shares authorized, 3,810, 0 and 0 shares issued
      and outstanding.....................................................     3,298,500
  Common stock, 100,000,000 shares authorized with no par value;
    13,235,416, 10,079,834 and 7,850,868 shares issued and outstanding....    51,560,915    43,868,329      35,558,175
  Outstanding warrants....................................................     2,730,600     3,064,933       2,683,333
  Unearned compensation...................................................      (272,222)     (497,222)       (250,000)
  Accumulated deficit.....................................................   (14,591,629)   (6,412,651)     (2,578,015)
                                                                            ------------   -----------    ------------
        Total shareholders' equity........................................    47,741,164    45,294,075      46,989,109
  Commitments and contingencies
                                                                            ------------   -----------    ------------
                                                                            $ 99,702,162   $96,320,833    $100,194,610
                                                                            ============   ===========    ============

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       FOR THE                     FOR THE
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 1996          1995          1996          1995
                                              -----------   -----------   -----------   -----------
OPERATING REVENUES
Entertainment revenue.......................  $10,700,633   $10,631,365   $17,236,110   $16,965,007
Development and construction revenue from
  related parties...........................                  4,643,032                   5,840,259
Formation and development revenue...........                  1,057,500                   1,057,500
Other.......................................      456,864       575,276       918,116       907,059
                                              -----------   -----------   -----------   -----------
          Total operating revenues..........   11,157,497    16,907,173    18,154,226    24,769,825
                                              -----------   -----------   -----------   -----------
OPERATING EXPENSES
FEC operating expenses......................    8,667,221     7,471,625    15,508,783    13,593,323
General and administrative expenses.........    3,079,866     1,819,383     5,023,361     3,269,358
Development and construction expense........                  4,101,107                   5,100,952
                                              -----------   -----------   -----------   -----------
          Total operating expenses before
            depreciation and amortization
            and realized loss on sale of
            securities......................   11,747,087    13,392,115    20,532,144    21,963,633
                                              -----------   -----------   -----------   -----------
Depreciation and amortization...............    2,065,438     1,237,661     3,635,335     2,333,364
Loss due to impairment of assets............    2,871,000                   2,871,000
Realized loss on sale of securities.........                                                293,430
                                              -----------   -----------   -----------   -----------
Operating (loss) income.....................   (5,526,028)    2,277,397    (8,884,253)      179,398
OTHER (EXPENSE) INCOME
Interest expense............................     (926,389)   (1,070,772)   (1,818,640)   (1,849,651)
Interest income.............................       33,481       107,089        76,419       213,077
Loss on settlement of strategic alliance
  agreements................................   (1,005,751)                 (1,005,751)
Gain associated with development and
  construction division.....................      795,000                     795,000
Gain associated with cancellation of
  warrants..................................      334,333                     334,333
Other.......................................      345,823                   1,193,372     1,293,342
                                              -----------   -----------   -----------   -----------
(Loss) income before benefit (provision) for
  income taxes..............................   (5,949,531)    1,313,714    (9,309,520)     (163,834)
Benefit (provision) for income taxes........    1,929,500      (525,485)    3,186,174        99,370
Equity in net (losses) earnings of limited
  partnerships, net of tax..................       26,392        27,669       (45,976)       21,947
                                              -----------   -----------   -----------   -----------
Net (loss) income...........................  $(3,993,639)  $   815,898   $(6,169,322)  $   (42,517)
                                              ===========   ===========   ===========   ===========
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK
  Net (loss) income.........................  $(3,993,639)  $   815,898   $(6,169,322)  $   (42,517)
  Less: Preferred stock dividends...........     (212,808)                   (379,680)
                                              -----------   -----------   -----------   -----------
Net (loss) income applicable to common
  stock.....................................  $(4,206,447)  $   815,898   $(6,549,002)  $   (42,517)
                                              ===========   ===========   ===========   ===========
Net (loss) income per share of common
  stock.....................................  $     (0.34)  $      0.10   $     (0.56)  $      0.00
                                              ===========   ===========   ===========   ===========
Weighted average number of shares of common
  stock and common stock equivalents used in
  calculating net (loss) income per share...   12,529,000     8,160,622    11,703,103     7,830,587
                                              ===========   ===========   ===========   ===========

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                       PREFERRED STOCK
                                        ----------------------------------------------    COMMON     OUTSTANDING    UNEARNED
                                          CLASS A     CLASS B    CLASS C     CLASS D       STOCK      WARRANTS    COMPENSATION
                                        -----------  ----------  --------  -----------  -----------  -----------  ------------
BALANCE, SEPTEMBER 30, 1993............                                                 $ 5,683,831
Issuance of common stock in connection
 with initial public offering..........                                                  24,800,000
Stock issuance costs...................                                                  (3,942,729)
Issuance of common stock for investment
 in limited partnerships...............                                                     516,768
Issuance of common stock to purchase
 East Cobb FunCenter...................                                                     558,463
Issuance of common stock to purchase
 Greenville FunCenter..................                                                     388,930
Issuance of common stock to purchase
 Kingwood FunCenter....................                                                     780,500
Issuance of common stock to purchase
 Malibu facilities.....................                                                   1,582,031
Warrants issued in connection with the
 formation of NEF......................                                                              $   300,000
Adjustment to common stock as a result
 of guaranteed stock prices............                                                      30,693
Unrealized loss on investment in
 securities, net of tax................
Net income.............................
                                        -----------  ----------  --------  -----------  -----------   ----------    ---------
BALANCE, SEPTEMBER 30, 1994............                                                  30,398,487      300,000
Issuance of preferred stock............ $11,500,000
Issuance of common stock...............                                                  13,051,923
Stock issuance costs...................                                                  (2,547,164)
Purchase and cancellation of stock.....                                                  (5,658,027)
Warrants issued in connection with
 purchase of MGPC......................                                                                  900,000
Warrants issued in connection with
 financial advisory agreement..........                                                                  333,333
Unearned compensation in connection
 with the financial advisory
 agreement.............................                                                                            $ (250,000)
Warrants issued in connection with the
 Company's initial public offering.....                                                                  650,000
Warrants issued in connection with
 November 1994 equity offering.........                                                                  100,000
Warrants issued in connection with
 NEF...................................                                                                   25,000
Warrants issued in connection with
 September 1995 equity offering........                                                                  375,000
Adjustment to common stock as a result
 of guaranteed stock prices............                                                     312,956
Change in unrealized loss on securities
 available for sale, net of tax........
Accretion of preferred stock
 dividends.............................      75,616
Net loss...............................
                                        -----------  ----------  --------  -----------  -----------   ----------    ---------
BALANCE, SEPTEMBER 30, 1995............  11,575,616                                      35,558,175    2,683,333     (250,000)
Issuance of preferred stock............                          $500,000
Issuance of common stock...............                                                     101,364
Stock issuance costs...................                                                    (221,529)
Purchase and cancellation of stock.....                                                     (51,257)
Warrants issued in connection with
 financial advisory agreement..........                                                                  350,000
Unearned compensation in connection
 with financial advisory agreements....                                                                              (247,222)
Warrants issued........................                                                                   31,600
Adjustment to common stock as a result
 of guaranteed stock prices............                                                    (585,247)
Accretion of preferred stock
 dividends.............................     230,001
Preferred stock converted..............  (7,034,931)                                      7,034,931
Subordinated debt converted............                                                   2,031,892
Transfer of Class A preferred stock to
 Class B preferred stock...............  (4,300,000) $4,300,000
Net loss...............................
                                        -----------  ----------  --------  -----------  -----------   ----------    ---------
BALANCE, DECEMBER 31, 1995.............     470,686   4,300,000   500,000                43,868,329    3,064,933     (497,222)
Issuance of preferred stock............                                    $ 6,662,000
Issuance of common stock...............                                                   3,912,500
Stock issuance costs...................                                                    (544,488)
Purchase and cancellation of stock.....                                                     (85,021)
Unearned compensation in connection
 with the financial advisory
 agreements............................                                                                               225,000
Adjustment to common stock as a result
 of guaranteed stock prices............                                                    (495,247)
Accretion of preferred stock
 dividends.............................      60,000     215,000
Accretion of preferred stock
 discount..............................                                        548,500
Preferred stock converted..............    (310,126)                        (1,991,000)   2,315,745
Preferred stock redeemed...............                                     (1,921,000)
Subordinated debt converted............                                                   2,589,097
Payment of dividends...................    (138,455)
Cancellation of warrants...............                                                                 (334,333)
Adjust previous accretion of dividends
 to actual.............................     (82,105)
Net loss...............................
                                        -----------  ----------  --------  -----------  -----------   ----------    ---------
BALANCE, JUNE 30, 1996................. $        --  $4,515,000  $500,000  $ 3,298,500  $51,560,915  $ 2,730,600   $ (272,222)
                                        ===========  ==========  ========  ===========  ===========   ==========    =========

                                         UNREALIZED
                                          LOSS ON
                                         SECURITIES    RETAINED
                                         AVAILABLE     EARNINGS
                                          FOR SALE    (DEFICIT)       TOTAL
                                         ----------  ------------  -----------
BALANCE, SEPTEMBER 30, 1993............              $    123,916  $ 5,807,747
Issuance of common stock in connection
 with initial public offering..........                             24,800,000
Stock issuance costs...................                             (3,942,729)
Issuance of common stock for investment
 in limited partnerships...............                                516,768
Issuance of common stock to purchase
 East Cobb FunCenter...................                                558,463
Issuance of common stock to purchase
 Greenville FunCenter..................                                388,930
Issuance of common stock to purchase
 Kingwood FunCenter....................                                780,500
Issuance of common stock to purchase
 Malibu facilities.....................                              1,582,031
Warrants issued in connection with the
 formation of NEF......................                                 300,00
Adjustment to common stock as a result
 of guaranteed stock prices............                                 30,693
Unrealized loss on investment in
 securities, net of tax................  $ (227,714)                  (227,714)
Net income.............................                 1,232,079    1,232,079
                                          ---------  ------------  -----------
BALANCE, SEPTEMBER 30, 1994............    (227,714)    1,355,995   31,826,768
Issuance of preferred stock............                             11,500,000
Issuance of common stock...............                             13,051,923
Stock issuance costs...................                  (862,500)  (3,409,664)
Purchase and cancellation of stock.....                             (5,658,027)
Warrants issued in connection with
 purchase of MGPC......................                                900,000
Warrants issued in connection with
 financial advisory agreement..........                                333,333
Unearned compensation in connection
 with the financial advisory
 agreement.............................                               (250,000)
Warrants issued in connection with the
 Company's initial public offering.....                                650,000
Warrants issued in connection with
 November 1994 equity offering.........                                100,000
Warrants issued in connection with
 NEF...................................                                 25,000
Warrants issued in connection with
 September 1995 equity offering........                                375,000
Adjustment to common stock as a result
 of guaranteed stock prices............                                312,956
Change in unrealized loss on securities
 available for sale, net of tax........     227,714                    227,714
Accretion of preferred stock
 dividends.............................                   (75,616)
Net loss...............................                (2,995,894)  (2,995,894)
                                          ---------  ------------  -----------
BALANCE, SEPTEMBER 30, 1995............                (2,578,015)  46,989,109
Issuance of preferred stock............                                500,000
Issuance of common stock...............                                101,364
Stock issuance costs...................                   (36,617)    (258,146)
Purchase and cancellation of stock.....                                (51,257)
Warrants issued in connection with
 financial advisory agreement..........                                350,000
Unearned compensation in connection
 with financial advisory agreements....                               (247,222)
Warrants issued........................                                 31,600
Adjustment to common stock as a result
 of guaranteed stock prices............                               (585,247)
Accretion of preferred stock
 dividends.............................                  (230,001)
Preferred stock converted..............
Subordinated debt converted............                              2,031,892
Transfer of Class A preferred stock to
 Class B preferred stock...............
Net loss...............................                (3,568,018)  (3,568,018)
                                          ---------  ------------  -----------
BALANCE, DECEMBER 31, 1995.............                (6,412,651)  45,294,075
Issuance of preferred stock............                              6,662,000
Issuance of common stock...............                              3,912,500
Stock issuance costs...................                  (531,657)  (1,076,145)
Purchase and cancellation of stock.....                                (85,021)
Unearned compensation in connection
 with the financial advisory
 agreements............................                                225,000
Adjustment to common stock as a result
 of guaranteed stock prices............                               (495,247)
Accretion of preferred stock
 dividends.............................                  (379,680)    (104,680)
Accretion of preferred stock
 discount..............................                (1,180,424)    (631,924)
Preferred stock converted..............                                 14,619
Preferred stock redeemed...............                             (1,921,000)
Subordinated debt converted............                              2,589,097
Payment of dividends...................                               (138,455)
Cancellation of warrants...............                               (334,333)
Adjust previous accretion of dividends
 to actual.............................                    82,105
Net loss...............................                (6,169,322)  (6,169,322)
                                          ---------  ------------  -----------
BALANCE, JUNE 30, 1996.................  $       --  $(14,591,629) $47,741,164
                                          =========  ============  ===========

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       ----------------------------
                                                                                           1996            1995
                                                                                       ------------     -----------
Operating activities:
  Net loss...........................................................................  $ (6,169,322)    $   (42,517)
  Adjustments to reconcile net loss to net cash used by operating activities
    Syndication revenue..............................................................                    (1,057,500)
    Equity in net losses (earnings) of limited partnerships, net of tax..............        45,976         (21,947)
    Allowance for doubtful accounts..................................................       440,000
    Depreciation and amortization....................................................     3,635,335       2,333,364
    Loss on impairment of assets.....................................................     2,871,000
    Loss on settlement of strategic alliance agreements..............................       521,000
    Amortization of warrants.........................................................       225,000
    Gain associated with cancellation of warrants....................................      (334,333)
    Gain on sale of property and equipment...........................................    (1,193,372)
    Gain associated with development and construction division.......................      (795,000)
    Unrealized loss on securities available for sale.................................                       293,430
  Changes in assets and liabilities, net of acquisition
    Increase in accounts receivable..................................................      (748,247)       (844,607)
    Decrease in inventory............................................................       122,982          20,578
    Increase in other assets.........................................................    (6,516,895)       (789,527)
    Increase in debt issuance costs and intangible assets............................      (736,473)       (218,281)
    Increase (decrease) in accounts payable..........................................     1,153,864        (195,987)
    Decrease in accrued expenses.....................................................      (193,009)       (230,093)
    (Decrease) increase in deferred revenue..........................................      (277,248)      2,460,140
                                                                                       ------------     -----------
         Cash (used) provided by operating activities................................    (7,948,742)      1,707,053
                                                                                       ------------     -----------
Investing activities:
  Purchases of property and equipment................................................    (2,232,908)
  Proceeds from sale of property and equipment.......................................     3,390,683       1,250,000
  Proceeds from sale of securities available for sale................................                     2,665,921
  Increase in notes receivable.......................................................    (3,473,579)     (1,367,500)
  Increase in notes receivable from shareholders.....................................                      (771,882)
  Principal receipts under notes receivable..........................................         9,468          48,798
  Increase in investments in and advances to limited partnerships....................    (3,002,765)       (168,762)
  (Increase) decrease in restricted cash.............................................     1,056,684        (692,810)
  (Increase) decrease in restricted certificates of deposit..........................     3,169,429        (637,125)
  Purchase of facilities.............................................................                      (250,971)
                                                                                       ------------     -----------
         Cash (used) provided by investing activities................................    (1,082,988)         75,669
                                                                                       ------------     -----------
Financing activities:
  Proceeds from borrowings...........................................................    18,063,565       1,383,475
  Proceeds from issuance of subordinated debentures..................................                       750,000
  Payments of borrowings.............................................................   (14,194,393)     (2,758,912)
  Issuance of preferred stock........................................................     6,662,000
  Redemption of preferred stock......................................................    (1,935,740)     (1,935,740)
  Redemption of subordinated debentures..............................................      (200,000)
  Accretion of preferred stock.......................................................      (631,924)
  Issuance of common stock...........................................................     3,912,500       1,141,250
  Stock issuance costs...............................................................      (962,102)       (474,159)
  Decrease in guaranteed stock values................................................    (1,795,510)       (728,773)
  Purchase of stock..................................................................       (85,021)     (1,577,699)
  Payment of dividends...............................................................      (138,455)
                                                                                       ------------     -----------
         Cash (used) provided by financing activities................................     8,694,920      (4,200,558)
                                                                                       ------------     -----------
Decrease in cash and cash equivalents................................................      (336,810)     (2,417,836)
Cash and cash equivalents, beginning of period.......................................     1,549,338       3,108,644
                                                                                       ------------     -----------
Cash and cash equivalents, end of period.............................................  $  1,212,528     $   690,808
                                                                                       ============     ===========

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)


BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to fairly present, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K/A for the year ended September 30, 1995.

NET LOSS (INCOME) PER SHARE OF COMMON STOCK

Net loss (income) per share of common stock is computed by dividing net loss (income) applicable to common stock by the weighted average number of shares of common stock outstanding during the periods.

The Company previously entered into purchase transactions for family entertainment centers ("FECs") in which the Company issued common stock as partial consideration and guaranteed to the respective seller(s) that the aggregate market value of the common stock would have a certain value, as defined, on specified future dates. In the event that the common stock did not achieve the guaranteed value, the Company has the option of issuing cash or additional stock for the shortfall between the market value and the guaranteed price. The contingent shares which may be issued are considered to be common stock equivalents. Common stock equivalents are not included in the weighted average number of shares of common stock outstanding in loss periods.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction--Proposed Recapitalization

In the second quarter of 1996, the Company accepted a financing commitment from a leading U.S. based financial institution (the "Senior Lender") to provide up to $25 million in senior secured credit facilities and also entered into an equity investment agreement with a U.S. based investment group (the "Equity Investment Group") providing for an initial equity commitment of $40 million with an additional $30 million available under certain conditions (together, the "Recapitalization"). The equity investment agreement was subsequently amended to provide for an initial equity commitment of up to $60 million. If the Recapitalization is completed, the Company expects to implement a three part growth strategy designed to build long term shareholder value, the principal elements of which are: (i) upgrading the Company's existing FECs through capital investment, (ii) acquisitions of new FECs, and (iii) the development of FECs in select markets. While the Recapitalization is expected to close in the third quarter of this year, there can be no assurance that it will be completed. If all or part of the Recapitalization is not completed, the Company will seek other equity and/or debt capital.

Results of Operations

In the period ended December 31, 1995, the Company decided to discontinue its partnership formation and development activities for FECs ("Syndication") as well as its FEC development and construction activities for third parties ("Development"). The result of discontinuing Syndication and Development was a charge of $795,000 in the respective period. The Board of Directors subsequently decided that it was in the Company's best interest to retain Syndication and Development as discussed below. In the second quarter of 1996, the Company determined, as a result of certain due diligence for the proposed Recapitalization, that the carrying value of certain assets should be adjusted
in accordance with Financial Accounting Standards No. 121 ("FAS 121").   This
resulted in an increase in the Company's pretax loss for the six months and three months ended June 30, 1996 by $2,871,000 (the "Asset Revaluations").

Operating revenues

On a historical basis, total operating revenues declined from $24,770,000 during the six month period ended June 30, 1995 to $18,154,000 during the six month period ended June 30, 1996, a decrease of $6,616,000 or 27%.

Excluding the effects of newly acquired FECs which the Company began leasing in January 1996, operating revenues from the Company's core entertainment center business would have decreased $697,000 or 4%, on comparative period-to-period basis. This decrease in entertainment revenue is primarily a result of deferred enhancements of FEC (e.g. games and attractions) due to the Company's capital constraints. Upon completion of the proposed Recapitalization, the Company expects to reinvest substantial capital in its existing FECs for deferred maintenance and facility expansions.

Operating expenses

     On a historical basis, total operating expenses before depreciation and amortization and the realized loss on the sale of securities decreased $1,432,000 or 6.5% from $21,964,000 during the six month period ended June 30, 1995 to $20,532,000 during the six month period ended June 30, 1996. Excluding the effects of Syndication and Development, operating expenses increased $3,669,000 or 22%, on a comparative period-to-period basis, primarily as a result of an increase of $1,916,000 in direct FEC operating expenses and an increase of $1,754,000 in corporate general and administrative expenses. The increase in direct FEC operating expenses was primarily attributable to the increase in operating expenses for the two newly acquired FECs which the Company began operating in January of this year and non-capitalized expenses incurred to rehabilitate certain existing FECs.

     The increase in general and administrative expenses of $1,754,000 is a result of the Company incurring the following expenses during the six month period ended June 30, 1996 which were not present during the same period in the
prior year:   (i) the recognition of approximately $225,000 in non-cash warrant expense associated with amortizing the value of warrants issued in connection with financial advisory agreements, (ii) approximately $150,000 of consulting expense, (iii) legal and accounting expenses of approximately $100,000 related to the Exchange Offer which has been terminated, (iv) environmental expense of $150,000 and (v) approximately $400,000 of additional legal and accounting expense above the prior year.

     The increase in depreciation and amortization of $1,570,000 from the six month period ended June 30, 1996 as compared to the same period in the prior year is due to: (i) a full six months of depreciation recorded on assets placed in service during fiscal 1995, (ii) the write off of unamortized loan expenses on a prior credit facility, and (iii) the write off of approximately $145,000 of unamortized capitalized costs relating to drawings and skating costs which were capitalized in prior years.

     Interest income and expense were essentially unchanged on a comparative period-to-period basis. However, the Company recorded certain non-operating expenses, the aggregate effect of which was to increase the Company's pretax loss by $2,401,000 and $1,554,000 for the three and six month periods ended March 31, 1996 and June 30, 1996, respectively, as follows:


                                               FOR THE THREE    FOR THE SIX
                                                MONTHS ENDED   MONTHS ENDED
                    ITEM                       JUNE 30, 1996   JUNE 30, 1996
                                               --------------  -------------
Loss due to impairment of assets               $  (2,871,000)  $  (2,871,000)

Termination of strategic alliances                (1,005,751)     (1,005,751)

Gain associated with development and
 construction division                               795,000         795,000

Gain associated with cancellation of warrants        334,333         334,333

Other                                                345,823       1,193,372
                                               -------------   -------------
                                               $  (2,401,595)  $  (1,554,046)
                                               =============   =============

     In the prior year, the Company entered into two strategic alliance agreements in which the Company granted rights to third parties to build, own and construct FECs domestically and internationally. In return for granting these rights the Company received cash of $2,500,000 which was recorded as deferred revenue. In addition to deferring the revenue, the Company also deferred related costs of approximately $644,000. However, during the quarter ended June 30, 1996 the Company terminated the international strategic alliance agreement and recognized a loss of approximately $485,000. Additionally, the Company entered into an agreement to terminate the domestic strategic alliance agreement and has accrued the anticipated loss of approximately $521,000.

In January 1996, the Company signed a memorandum of understanding to exclusively engage an outside development and construction firm to provide all future design, development and construction services for its FECs which had previously been provided by its development and construction division. In April 1996, the Board of Directors determined that it was in the Company's best interest to retain this division. Accordingly, the Company recorded a gain of $795,000 during the three month period ended June 30, 1996 to reverse the loss accrued during the three month period ended December 31, 1995 for the estimated loss on the disposal of the division.

In fiscal year 1995, the Company entered into a financial advisory agreement with an investment firm for a three year period. As consideration for their retention, the Company issued to the investment firm 450,000 warrants. The warrants were valued and the Company recognized $334,000 of expense associated with these warrants of which $166,500 has been recognized in the six month period ended June 30, 1996. In June 1996 the Company terminated the financial advisory agreement and the investment firm returned all of the warrants. The Company has recognized a gain of $334,000 related to the warrants value which had previously been expensed.

     The "other income" balance for the six month period ended June 30, 1995 is a fee recognized for the termination of a construction contract related to a limited partnership. There was no such fee for the six month period ended June 30, 1996, however, the Company recognized a gain of approximately $1,193,000 on the sale of excess land at an FEC. The sale of the land occurred in two transactions, one transaction occurring in each the first and second quarter.

     Liquidity and Capital Resources

In connection with the proposed Recapitalization, an affiliate of the Equity Investment Group entered into an interim financing facility with the Company under which the Company had borrowings of approximately $16 million as of June 30, 1996. These borrowings (which are classified as long term debt on the accompanying balance sheet) were used to purchase certain term loans from the Company's then existing senior lenders, to redeem certain convertible securities and to fund working capital. Subsequent to June 30, 1996, the Company borrowed an additional $6.4 million to repurchase and redeem additional Company securities. As part thereof, the Company redeemed 30% of the outstanding balance of its 10% Convertible Subordinated Debentures and its Class B Preferred Stock. The remaining 70% of the 10% Convertible Subordinated Debentures and the Class B Preferred Stock was exchanged for newly structured 10% Convertible Subordinated Debentures (the "New Subordinated Debentures") due January 31, 1998. Each such debenture is convertible into Common Stock at the lesser of $3.50 or the average closing bid price for the Common Stock as determined under the terms of the debentures upon (i) election by the Holders' beginning November 7, 1996, or (ii) automatically on January 31, 1998.

The redemption of the 10% Convertible Subordinated Debentures, along with the issuance of the New Subordinated Debentures, will result in the Company recognizing a "Loss on the Extinguishment of Debt" of approximately $838,000 in July 1996. The "Loss on Extinguishment of Debt" is a result of the redemption premium of 20%, along with the write off of unamortized debt issue costs.

One of the conditions to the Equity Investment Group's commitment is the Company's closing on $20-25 million in newly structured senior credit facilities with a third party lender. The Company presently has a commitment for a $12.5 million senior secured term loan and a $7.5 million senior secured revolving credit facility, with a "best efforts" commitment for an additional $5 million term loan. Each credit facility would mature five years from closing with no interim principal amortization. The credit facilities would be secured by substantially all of the Company's assets and bear interest at a floating reference rate plus 1.5%. If the Company closes on these credit facilities and the Recapitalization is completed, it is anticipated the outstanding borrowings under the interim credit facility provided by an affiliate of the Equity Investment Group will be converted into Common

Stock to satisfy a portion of the Equity Investment Group's initial $40 million equity investment. A condition of the Senior Lender's commitment is the closing of the Equity Investment Group's initial $40 million equity investment.

If the Company completes the Recapitalization, the anticipated sources and uses of funds from the initial closing thereof will be as follows:


Sources of Funds:
      Senior secured credit facility                           $  20,000,000
      Equity investment                                           40,000,000
                                                               -------------
      Total Sources of Funds                                   $  60,000,000
                                                               =============
Uses of Funds:
      Repayment of interim financing                           $  23,400,000
      Repayment of term debt                                       4,000,000
      Satisfaction of stock price guarantees                       1,200,000
      Repurchase of domestic development rights
      and related real estate                                      2,500,000
      Working capital reserve                                      4,000,000
      Cash available for capital expenditures                     24,900,000
                                                               -------------
      Total Uses of Funds                                      $  60,000,000
                                                               =============

At June 30, 1996, the Company was not in compliance with certain financial covenants in respect to its $5,650,000 principal amount of 9% Convertible Subordinated Debentures due November 1, 1999. Accordingly, the outstanding balance has been classified as current on the accompanying balance sheet. The Company is currently in discussions with the respective debenture holders to cure the covenant violations with a waiver and amendment agreement, which is a condition to close both the proposed senior credit facilities and the initial $40 million equity investment.

Certain Additional Terms of the Proposed Recapitalization

The proposed Recapitalization contemplates that the Equity Investment Group will receive 45.45% of the Company's total number of outstanding shares of Common Stock for its initial investment of $40 million. In addition, the Company would have the right to require the Equity Investment Group in certain circumstances, and the Equity Investment Group would have the option, to invest up to an additional $20 million in Common Stock (or, if shareholder approval of such investment is not obtained, non-voting preferred stock at a per share price of 85% of the per share price for voting stock). The Equity Investment Group has also agreed to provide up to $30 million to backstop certain future rights offerings to the Company's shareholders.

If the total number of shares of the Company's Common Stock outstanding immediately prior to the closing of the Recapitalization is 14,076,144, the Equity Investment Group will receive at the completion of its initial investment in the Recapitalization 11,727,970 shares (constituting 45.45% of the total then outstanding Common Stock). If the Company or the Equity Investment Group were thereafter to exercise the right to cause the additional $20 million investment by the Equity Investment Group at approximately $3.41 per share, then
(assuming that a possible 15% price reduction was not applicable and that there were no other changes in the number of shares of Common Stock outstanding), the Equity Investment Group would receive an additional 5,853,985 shares (which, together with the shares received at closing, would constitute 55.56% of the total then outstanding Common Stock).

In order to maintain the Equity Investment Group's relative equity interest in the Company, if the Recapitalization is completed, the Equity Investment Group will receive a warrant (the "Investor Warrant") under which it will be entitled to receive, without any further consideration, 0.8333 shares of Common Stock (adjustable upward proportionately to the event the additional $20 million investment is made) for each share of Common Stock issued pursuant to the conversion of certain convertible securities which causes the total number of shares of Common Stock to exceed 13,714,498 (the "Converts").

There are three issues of Converts with aggregate principal amounts of approximately $23,860,000 expected to be outstanding upon completion of the Recapitalization, of which approximately $11,250,000 is anticipated to be issued in connection with the acquisition of three FECs. Each of the Converts is convertible at market prices determined with reference to the date of notice of conversion and subject to maximum conversion prices ranging from $3.50 to $5.00 per share. The Company anticipates that if the Recapitalization is completed, the entire principal amount of the Converts will be satisfied by the issuance
of Common Stock.   The actual number of shares issuable under the Investor
warrant will vary depending upon the market price of the Common Stock at the time of conversion.

The Investor Warrant also provides the Equity Investment Group traditional anticollision protection against the issuance of securities at prices dilutive to its adjusted purchase price under outstanding options and warrants other than the Converts.

If certain events occur which vary adversely from specified assumptions of the Purchaser, the Company has agreed to issue to the Purchaser (without the payment of additional consideration) the number shares of Common Stock necessary to protect the Purchaser form the economically dilutive effects thereof.

In addition, as part of the Recapitalization, the Company expects to adopt an Employee Stock Purchase Program pursuant to which up to 4.15 million shares of Common Stock would be available for option grants to, or purchase by, senior management pursuant to recourse financing made available by the Company. The purchase of such allocated shares would not cause anticollision adjustments under the Investor Warrant or the Converts.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 18, 1996, Mr. Jack Lowe sent notice of initiation of arbitration proceedings against the Company and others pursuant to and based on an alleged breach of (i) a Master Agreement executed in June and July of 1995 by the Company, Mr. Lowe, Fantasy Fun Parks B.V. ("FFP"), Fantasy Fun Parks Construction B.V., Fantasy Fun Parks Management B.V., Mr. Ron Potts and Ms. Judith Demerau (collectively, the "Parties), pursuant to which Mr. Lowe and the FFP companies undertook to assist in the development, construction, and management of FECs in several European countries; (ii) a "Strategic Alliance Agreement" between the Company and FFP; and (iii) certain related agreements entered into by some or all of the Parties. On May 10, 1996, the Parties executed a Settlement Agreement by which the above described agreements were terminated, all claims and causes of action arising therefrom were released and the arbitration demand was dismissed with prejudice. Pursuant to the Settlement Agreement, the Company reacquired all rights previously provided to Mr. Lowe and to FFP to develop and manage FECs for $690,000.

On May 24, 1994, the Company filed a complaint in the Superior Court of Fulton County, Georgia against M.B. Kahn Construction Company, Inc. ("Kahn"), a company engaged to perform various construction management and construction related services in connection with six planned Mountasia FECs, alleging breach of contract and requesting unspecified damages. Kahn answered the complaint and filed a counterclaim seeking damages of $1,954,185 for breach of contract, quantum merit and indemnity plus attorney's fees and litigation expense. On July 26, 1996, the Company and Kahn settled the litigation for an immediate payment from the Company of $25,000 and an agreement by the Company to pay $200,000 in September 1996.

On or about February 23, 1996, the Company, Scott Demerau and Juli Demerau were served with a Complaint for damages filed by Douglas E. Hesse in the State Court of Fulton County, Georgia. Mr. Hesse alleged breach of contract and recovery under the theory of quantum meruit. In July 1996, the Company settled the lawsuit with prejudice in return for issuing the defendant a warrant to purchase Common Stock at $8.00 per share.

On or about June 26, 1996, the Company was furnished a copy of a Complaint filed in the United States District Court for the Southern District of New York by Durham Capital Corporation ("Durham") against the Company and other defendants, including the Equity Investment Group, for the Recapitalization and an executive officer of the Company, seeking actual damages of $1,850,000, punitive damages of $3,700,000 and other relief based upon, among other things, a financial advisory agreement alleged to exist between the Company and Durham and alleged interference therewith by the investor group. The Company is obligated to indemnify the investment group with respect to this litigation.

Item 2.  Changes in Securities

There have been no material modifications of any registered security either directly or through the issuance or modification of any other class of securities.

Item 3.  Defaults Upon Senior Securities

On the date of this Report, the Company was not in default with respect to its Senior Securities.

Item 4.  Submission of Matters to a Vote of Security holders

During the period covered by this Report, the Company filed with the Commission and delivered to its shareholders the Company's Proxy Statement for Annual Meeting of Shareholders held on May 9, 1996 (the "Proxy Statement").

a)   The Company's Annual Meeting of Shareholders was held on May 9, 1996.

b) The Board of Directors of the Company was reelected in its entirety with the addition of one new director, Robert E. Provost, Sr.

c) With respect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the Inspector of Election tabulated the following votes:

     (i)  Election of Directors


                                  NUMBER OF VOTES     NUMBER OF VOTES     ABSTENTIONS AND
     NOMINEE FOR OFFICE                 FOR              WITHHELD         BROKER NON VOTES
     ------------------                 ---              --------         ----------------
     L Scott Demerau                 6,414,631            (None)              (None)
     Julia E. Demerau                6,313,781
     Ervin E. Lewis, Sr.             6,469,033
     Steven A. Cunningham            6,453,521
     William E. Kearns, Jr.          6,472,346
     Bert W. Wasserman               6,470,596
     Robert E. Provost, Sr.          6,468,596
     Gregory N. Waters               6,471,446

     (ii)  Proposal to amend Mountasia's 1993 Incentive Stock Option Plan


           NUMBER OF VOTES        NUMBER OF VOTES       ABSTENTIONS AND
                 FOR                 WITHHELD           BROKER NON VOTES
                 ---                 --------           ----------------
              2,522,428               (None)                (None)

     (iii) Proposal to ratify the selection of Arthur Anderson LLP as independent accountants for 1996


           NUMBER OF VOTES        NUMBER OF VOTES       ABSTENTIONS AND
                 FOR                 WITHHELD           BROKER NON VOTES
                 ---                 --------           ----------------
              6,732,631               (None)                (None)

d) There was no solicitation subject to Rule 14a-11 of Regulation 14A under the Securities Exchange Act of 1934.

e) At the shareholders meeting on May 9, 1996 upon a motion from the floor, the shareholders approved (with proxy holders exercising discretionary power) for a period of one year, any Board approved sales by the Company of common stock (or securities convertible into or exercisable for common stock): (a) in amounts which may equal (or may result in the issuance of) 20% or more of the Company's common shares outstanding before any such sale, and (b) at a price that is less than the greater of book or market value of the Company's common stock at the time of such sale. Shareholders also ratified all such previous sales.


Items 6.  Exhibits and Reports on Form 8-K


Exhibit 27                     Financial Data Schedule (for SEC use only)

The following reports on Form 8-K were filed during the period being reported upon:

Date Form 8-K was Filed  Description
- -----------------------  -----------

May 6, 1996              Disclosure of Rights Agreement Plan.

May 15, 1996             Disclosure of special vote approved at the Annual
                         Meeting.

June 19, 1996            Investment Agreement with MEI Holdings, L.P.

August 2, 1996           Amendment No. 1 to the Form 8-K filed June 19, 1996

                                  SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.



                          By: /s/ L. Scott Demerau
                              ---------------------------------------
                              L. Scott Demerau
                              President, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q was signed by the following persons in the capacities indicated on August 14, 1996.




Signature                                 Title


/s/ L. Scott Demerau                      President, Chief Executive
- --------------------                      Officer and a Director
L. Scott Demerau                          (Principal Executive Officer)






/s/ Ann C. Travis                         Vice President of Finance
- ---------------------                     (Principal Accounting Officer)
Ann C. Travis