Form 10-Q
period 1996-09-30
MOUNTASIA ENTERTAINMENT INTERNATIONAL INC
filed 1996-11-12
CIK 912027

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996






                  Mountasia Entertainment International, Inc.
                        5895 Windward Parkway, Suite 220
                           Alpharetta, GA  30202-4128
                                 (770) 442-6640
             --------------------------------------------------
             (Name, address and telephone number of Registrant)




             Georgia             Commission File No. 0-22458  58-1949379
     ------------------------  -----------------------------  -------------
     (State of Incorporation)                                 (IRS Employer
                                                               I.D. No.)







The Registrant (1) had filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.


The number of shares outstanding of the Registrant's Common Stock as of November 6, 1996 was 28,175,628. The Company has obligations to issue a substantial number of shares of Common Stock under outstanding convertible securities and other obligations. See Item 2 of Part I of this report.

Part 1.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                            SEPTEMBER 30,      DECEMBER 31,    SEPTEMBER 30,
                                                                                1996               1995            1995
                                                                             (UNAUDITED)       (UNAUDITED)
                                                                         ---------------    --------------   ---------------
ASSETS
Current
   Cash and cash equivalents                                             $     2,324,870    $    1,549,338   $     7,196,026
   Restricted cash                                                             1,059,862         2,116,546         2,107,165
   Restricted certificates of deposit                                                            3,169,429         3,127,208
   Accounts receivable, net of allowance for doubtful accounts                   557,592            79,708           161,137
   Inventories                                                                 1,578,530         1,551,180         1,855,545
   Current portion of notes receivable                                           597,345           391,491           393,069
   Other current assets                                                        8,739,962         2,763,912         1,111,060
                                                                         ---------------    --------------   ---------------
       Total current assets                                                   14,858,161        11,621,604        15,951,210
                                                                         ---------------    --------------   ---------------
Property and equipment, less accumulated depreciation                         80,966,564        71,482,152        70,884,585
                                                                         ---------------    --------------   ---------------
Other noncurrent
   Investments in and advances to limited partnerships                         5,985,005         5,111,847         5,129,758
   Notes receivable                                                              279,001         1,042,528         1,062,387
   Earnest money deposits                                                      1,048,881           418,821
   Other assets                                                                  370,285           697,634           630,431
   Debt issuance costs, less accumulated amortization                          2,343,290         1,532,135         2,037,463
   Intangible assets, less accumulated amortization                           10,532,504         4,414,112         4,498,776
                                                                         ---------------    --------------   ---------------
       Total other noncurrent assets                                          20,558,966        13,217,077        13,358,815
                                                                         ---------------    --------------   ---------------
Total Assets                                                             $   116,383,691    $   96,320,833   $   100,194,610
                                                                         ===============    ==============   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable                                      $     1,452,060    $   17,663,706   $    10,406,788
   Convertible subordinated debentures                                                           5,650,000         5,650,000
   Current portion of liability for guaranteed stock values                                      1,419,730         1,151,238
   Accounts payable                                                            1,797,631         1,227,808         1,239,903
   Accrued expenses                                                            6,330,317         6,234,270         5,746,412
   Reserve for discontinued operations                                                             795,000
   Income taxes payable                                                            9,888             9,888             9,888
                                                                         ---------------    --------------   ---------------
       Total current liabilities                                               9,589,896        33,000,402        24,204,229

   Notes payable                                                               8,277,830         6,834,514        15,545,067
   Convertible subordinated debentures                                        21,666,369         6,518,334         8,500,000
   Other accrued expenses                                                        546,127           448,858           460,418
   Deferred revenue                                                                              1,856,248         2,444,140
   Deferred income taxes                                                         674,021           674,021           674,021
                                                                         ---------------    --------------   ---------------
Total liabilities                                                             40,754,243        49,332,377        51,827,875
                                                                         ---------------    --------------   ---------------
   Liability for guaranteed stock values                                         775,998         1,694,381         1,377,626
                                                                         ---------------    --------------   ---------------
Shareholders' equity
   Preferred stock, 6,000,000 shares authorized with no par value
      Class A, 2,000 shares authorized, 0, 30 and 1,150 shares issued
        and outstanding                                                                            470,686        11,575,616
      Class B, 2,000 shares authorized, 0, 430 and 0 shares issued
         and outstanding                                                                         4,300,000
      Class C, 1,000 shares authorized, 0, 50 and 0 shares issued
         and outstanding                                                                           500,000
   Common stock, 100,000,000 shares authorized with no
         par value; 27,960,927, 10,079,834 and 7,850,868 shares
         issued and outstanding                                               96,316,803        43,868,329        35,558,175
   Outstanding warrants                                                        2,440,100         3,064,933         2,683,333
   Unearned compensation                                                                          (497,222)         (250,000)
   Notes receivable from employees                                            (5,884,125)
   Accumulated deficit                                                       (18,019,328)       (6,412,651)       (2,578,015)
                                                                         ---------------    --------------   ---------------
       Total shareholders' equity                                             74,853,450        45,294,075        46,989,109

   Commitments and contingencies
                                                                         ---------------    --------------   ---------------
Total liabilities and shareholders' equity                               $   116,383,691    $   96,320,833   $   100,194,610
                                                                         ===============    ==============   ===============

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                               FOR THE                        FOR THE
                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,

                                                                          1996            1995           1996            1995
OPERATING REVENUES
Entertainment revenue                                                $ 11,955,996   $ 11,234,228   $  29,192,106    $ 28,199,235
Development and construction revenue from related parties                              2,251,214                       8,091,473
Formation and development revenue                                                        542,500                       1,600,000
Other                                                                     444,165      1,028,862       1,362,281       1,935,921
                                                                     ------------   ------------   -------------    ------------

     Total operating revenues                                          12,400,161     15,056,804      30,554,387      39,826,629
                                                                     ------------   ------------   -------------    ------------
OPERATING EXPENSES
Family Entertainment Center expenses                                    9,710,146      8,405,620      25,218,929      21,998,943
General and administrative expenses                                     2,070,897      3,730,661       7,094,258       7,000,019
Development and construction expense                                                   2,339,949                       7,440,901
                                                                     ------------   ------------   -------------    ------------

     Total operating expenses                                          11,781,043     14,476,230      32,313,187      36,439,863
                                                                     ------------   ------------   -------------    ------------
Depreciation and amortization                                           1,906,460      1,660,890       5,541,795       3,994,254
Loss due to impairment of assets                                                                       2,871,000
Realized loss on sale of securities                                                                                      293,430
                                                                     ------------   ------------   -------------    ------------

Operating loss                                                         (1,287,342)    (1,080,316)    (10,171,595)       (900,918)

OTHER (EXPENSE) INCOME
Interest expense                                                       (1,604,816)      (858,683)     (3,423,456)     (2,708,334)
Interest income                                                            88,205        124,752         163,124         337,829
Loss on settlement of strategic alliance agreements                                                   (1,005,751)
Gain associated with development and construction division                                               795,000
Gain associated with cancellation of warrants                              86,500                        422,333
Other                                                                     (86,189)      (163,411)      1,107,183       1,129,931
                                                                     ------------   ------------   -------------    ------------
Loss before benefit for income taxes and
    extraordinary item                                                 (2,803,642)    (1,977,658)    (12,113,162)     (2,141,492)

Extraordinary item (less applicable income tax benefit
    of $300,000)                                                         (537,580)                      (537,580)
Benefit for income taxes                                                1,354,442        446,845       4,540,616         546,215
Equity in net (losses) earnings of limited partnerships, net of tax                       73,607         (45,976)         95,554
                                                                     ------------   ------------   -------------    ------------

Net loss                                                             $ (1,986,780)  $ (1,457,206)  $  (8,156,102)   $ (1,499,723)
                                                                     ============   ============   =============    ============
NET LOSS APPLICABLE TO COMMON STOCK
    Net loss before extraordinary item                               $ (1,449,200)  $ (1,457,206)  $  (7,618,522)   $ (1,499,723)
    Less: Preferred stock dividends                                                                     (379,680)
                                                                     ------------   ------------   -------------    ------------
Net loss applicable to common stock before
    extraordinary item                                                 (1,449,200)    (1,457,206)     (7,998,202)     (1,499,723)

Extraordinary item                                                       (537,580)                      (537,580)
                                                                     ------------   ------------   -------------    ------------
Net loss applicable to common stock                                  $ (1,986,780)  $ (1,457,206)  $  (8,535,782)   $ (1,499,723)
                                                                     ============   ============   =============    ============
Net loss per share of common stock before
    extraordinary item                                               $      (0.07)  $      (0.18)  $       (0.58)   $      (0.19)
Extraordinary item                                                          (0.03)                         (0.04)
                                                                     ------------   ------------   -------------    ------------
Net loss per share of common stock                                   $      (0.10)  $      (0.18)  $       (0.62)   $      (0.19)
                                                                     ============   ============   =============    ============
Weighted average number of shares of
    common stock and common stock equivalents
    used in calculating net loss per share                             18,151,057      8,047,433      13,867,288       7,901,366
                                                                     ============   ============   =============    ============

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                             PREFERRED         COMMON         OUTSTANDING      UNEARNED
                                                               STOCK            STOCK          WARRANTS       COMPENSATION
                                                           -----------      -----------      -----------     --------------
Balance, September 30, 1994                                $         -      $30,398,487      $  300,000      $         -

   Issuance of preferred stock                              11,500,000
   Issuance of common stock                                                  13,051,923
   Stock issuance costs                                                      (2,547,164)
   Purchase and cancellation of stock                                        (5,658,027)
   Warrants issued in connection
      with purchase of MGPC                                                                     900,000
   Warrants issued in connection with
      financial advisory agreement                                                              333,333
   Unearned compensation in connection
      with the financial advisory agreement                                                                  $  (250,000)
   Warrants issued in connection with the
      Company's initial public offering                                                         650,000
   Warrants issued in connection with
      November 1994 equity offering                                                             100,000
   Warrants issued in connection
      with NEF                                                                                   25,000
   Warrants issued in connection
      with September 1995 equity offering                                                       375,000
   Adjustment to common stock as a result of
      guaranteed stock prices                                                   312,956
   Change in unrealized loss on securities
      available for sale, net of tax
   Accretion of preferred stock dividends                       75,616
   Net loss                                                -----------      -----------      ----------      -----------

Balance, September 30, 1995                                 11,575,616       35,558,175       2,683,333         (250,000)

   Issuance of preferred stock                                 500,000
   Issuance of common stock                                                     101,364
   Stock issuance costs                                                        (221,529)
   Purchase and cancellation of stock                                           (51,257)
   Warrants issued in connection with
      financial advisory agreement                                                              350,000
   Unearned compensation in connection
      with financial advisory agreements                                                                        (247,222)
   Warrants issued                                                                               31,600
   Adjustment to common stock as a result
      of guaranteed stock prices                                               (585,247)
   Accretion of preferred stock dividends                      230,001
   Preferred stock converted                                (7,034,931)       7,034,931
   Subordinated debt converted                                                2,031,892
   Net loss                                                -----------      -----------      ----------      -----------

Balance, December 31, 1995                                   5,270,686       43,868,329       3,064,933         (497,222)

   Issuance of preferred stock                               6,662,000
   Issuance of common stock                                                  51,006,000
   Stock issuance costs                                                      (3,468,618)
   Issuance of common stock to employees
   Purchase and cancellation of stock                                          (722,744)
   Unearned compensation in connection
      with the financial advisory agreements                                                                     234,722
   Warrants issued                                                                               60,000
   Adjustment to common stock as a result
      of guaranteed stock prices                                               (680,338)
   Accretion of preferred stock dividends                      275,000
   Accretion of preferred stock discount                       548,500
   Preferred stock converted                                (3,497,126)       3,725,077
   Preferred stock redeemed                                 (5,878,000)
   Subordinated debt converted                                                2,589,097
   Preferred stock converted to
      subordinated debt                                     (3,160,500)
   Payment of dividends                                       (138,455)
   Cancellation of warrants                                                                    (684,833)         262,500
   Adjust previous accretion of dividends
       to actual                                               (82,105)
   Net loss                                                -----------      -----------      ----------      -----------

Balance, September 30, 1996                                $         -      $96,316,803      $2,440,100      $         -
                                                           ===========      ===========      ==========      ===========
                                                                     -
                                                                             UNREALIZED
                                                              NOTES           LOSS ON
                                                            RECEIVABLE       SECURITIES        RETAINED
                                                               FROM          AVAILABLE         EARNINGS
                                                            EMPLOYEES        FOR SALE          (DEFICIT)            TOTAL
                                                           -----------      ----------       -----------         ------------
Balance, September 30, 1994                                $         -      $(227,714)     $   1,355,995         $ 31,826,768

   Issuance of preferred stock                                                                                     23,000,000
   Issuance of common stock                                                                                        13,051,923
   Stock issuance costs                                                                         (862,500)          (3,409,664)
   Purchase and cancellation of stock                                                                              (5,658,027)
   Warrants issued in connection
      with purchase of MGPC                                                                                           900,000
   Warrants issued in connection with
      financial advisory agreement                                                                                    333,333
   Unearned compensation in connection
      with the financial advisory agreement                                                                          (250,000)
   Warrants issued in connection with the
      Company's initial public offering                                                                               650,000
   Warrants issued in connection with
      November 1994 equity offering                                                                                   100,000
   Warrants issued in connection
      with NEF                                                                                                         25,000
   Warrants issued in connection
      with September 1995 equity offering                                                                             375,000
   Adjustment to common stock as a result of
      guaranteed stock prices                                                                                         312,956
   Change in unrealized loss on securities
      available for sale, net of tax                                          227,714                                 227,714
   Accretion of preferred stock dividends                                                        (75,616)              75,616
   Net loss                                                                                   (2,995,894)          (2,995,894)
                                                           -----------      ---------      -------------         ------------
Balance, September 30, 1995                                          -              -         (2,578,015)          58,564,725

   Issuance of preferred stock                                                                                      1,000,000
   Issuance of common stock                                                                                           101,364
   Stock issuance costs                                                                          (36,617)            (258,146)
   Purchase and cancellation of stock                                                                                 (51,257)
   Warrants issued in connection with
      financial advisory agreement                                                                                    350,000
   Unearned compensation in connection
      with financial advisory agreements                                                                             (247,222)
   Warrants issued                                                                                                     31,600
   Adjustment to common stock as a result
      of guaranteed stock prices                                                                                     (585,247)
   Accretion of preferred stock dividends                                                       (230,001)             230,001
   Preferred stock converted                                                                                       (7,034,931)
   Subordinated debt converted                                                                                      2,031,892
   Net loss                                                                                   (3,568,018)          (3,568,018)
                                                           -----------      -----------    -------------         ------------
Balance, December 31, 1995                                           -              -         (6,412,651)          50,564,761

   Issuance of preferred stock                                                                                     13,324,000
   Issuance of common stock                                                                                        51,006,000
   Stock issuance costs                                                                         (531,657)          (4,000,275)
   Issuance of common stock to employees                    (5,884,125)                                            (5,884,125)
   Purchase and cancellation of stock                                                                                (722,744)
   Unearned compensation in connection
      with the financial advisory agreements                                                                          234,722
   Warrants issued                                                                                                     60,000
   Adjustment to common stock as a result
      of guaranteed stock prices                                                                                     (680,338)
   Accretion of preferred stock dividends                                                       (379,680)             170,320
   Accretion of preferred stock discount                                                      (2,621,343)          (1,524,343)
   Preferred stock converted                                                                                       (3,269,175)
   Preferred stock redeemed                                                                                       (11,756,000)
   Subordinated debt converted                                                                                      2,589,097
   Preferred stock converted to
      subordinated debt                                                                                            (6,321,000)
   Payment of dividends                                                                                              (276,910)
   Cancellation of warrants                                                                                          (422,333)
   Adjust previous accretion of dividends
       to actual                                                                                  82,105              (82,105)
   Net loss                                                                                   (8,156,102)          (8,156,102)
                                                           -----------      ---------      -------------         ------------
Balance, September 30, 1996                                $(5,884,125)     $       -      $ (18,019,328)        $ 74,853,450
                                                           ===========      =========      =============         ============

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       1996               1995
Operating activities:
  Net loss                                                                     $   (8,156,102)    $   (1,499,723)
  Extraordinary item, net of income taxes                                             537,580
  Adjustments to reconcile net loss to
     net cash used by operating activities
   Syndication revenue                                                                                (1,050,000)
   Equity in net losses (earnings) of limited partnerships,
     net of tax                                                                                          (95,554)
   Allowance for doubtful accounts                                                    470,000            793,617
   Depreciation and amortization                                                    5,541,795          3,994,254
   Deferred income taxes                                                                              (1,417,000)
   Loss on impairment of assets                                                     2,871,000
   Amortization of warrants                                                           234,722            408,333
   Issuance of warrants                                                                60,000
   Gain associated with cancellation of warrants                                     (422,333)
   Gain associated with development and construction
     division                                                                        (795,000)
   Realized loss on securities available for sale                                                        293,430
   (Gain) loss on sales or write off of property and
     equipment                                                                     (1,107,183)           146,202
                                                                               --------------     --------------
                                                                                     (765,521)         1,573,559

  Changes in assets and liabilities, net of acquisition
   Increase in accounts receivable                                                   (867,884)          (504,351)
   Decrease (increase) in inventory                                                    56,650           (238,979)
   Increase in other assets                                                        (5,336,425)          (429,120)
   Increase (decrease) in accounts payable                                            569,823           (909,205)
   Increase in accrued expenses                                                      (103,217)           123,581
   Increase in income taxes payable                                                                        9,888
   (Decrease) increase in deferred revenue                                         (1,856,248)         2,444,140
                                                                               --------------     --------------
     Cash (used) provided by operating activities                                  (8,302,822)         2,069,513
                                                                               --------------     --------------
Investing activities:
  Purchases of property and equipment                                              (4,826,904)          (633,873)
  Proceeds from sale of property and equipment                                      3,460,683          1,600,331
  Proceeds from sale of securities available for sale                                                  2,665,921
  Increase in notes receivable                                                       (435,745)          (300,329)
  Principal receipts under notes receivable                                            27,315             66,116
  Increase in investments in and advances to
     limited partnerships                                                          (2,913,720)        (1,251,236)
  (Increase) decrease in restricted cash                                            1,056,684           (448,633)
  (Increase) decrease in restricted certificates of deposit                         1,925,686           (761,833)
  Increase in earnest money deposits                                                 (630,060)
  Purchase of facilities                                                             (609,097)        (4,036,399)
                                                                               --------------     --------------
     Cash used by investing activities                                             (2,945,158)        (3,099,935)
                                                                               --------------     --------------
Financing activities:
  Proceeds from borrowings                                                         40,391,379          1,312,455
  Proceeds from issuance of subordinated debentures                                                    8,500,000
  Payments of borrowings                                                          (59,116,981)       (13,560,304)
  Increase in debt issuance costs                                                  (1,752,548)        (1,679,178)
  Issuance of preferred stock                                                       6,662,000         11,500,000
  Redemption of preferred stock                                                    (7,398,690)
  Redemption of subordinated debentures                                            (4,003,598)
  Issuance of common stock                                                         45,121,875          5,167,716
  Stock issuance costs                                                             (4,000,275)        (1,033,087)
  Payment of guaranteed stock values                                               (3,018,451)
  Purchase of stock                                                                  (722,744)        (5,089,798)
  Payment of dividends on preferred stock                                            (138,455)
                                                                               --------------     --------------
     Cash provided by financing activities                                         12,023,512          5,117,804

Increase in cash and cash equivalents                                                 775,532          4,087,382
Cash and cash equivalents, beginning of period                                      1,549,338          3,108,644
                                                                               --------------     --------------
Cash and cash equivalents, end of period                                       $    2,324,870     $    7,196,026
                                                                               ==============     ==============

                  MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)


BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

CERTAIN ACCOUNTING EFFECTS

In January 1996, the Company changed its fiscal year end from the twelve months ended September 30th to the twelve months ended December 31st. Additionally, in 1996, the Company effected a recapitalization (the "Recapitalization") pursuant to which, among other things, the Company refinanced certain indebtedness, including indebtedness which was then in default and therefore, classified as a current liability , incurred losses as a result of the impairment of certain assets and recognized substantial costs and expenses related to various transactions. As a result, the Company's financial position and results of operations as of or for a period ended on a particular date are not fully comparable to prior periods.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction--Recapitalization

In the third quarter of 1996, the Company closed on a loan agreement ("Senior Credit Facility") to provide up to $25 million in senior secured borrowings. The Company also closed on an equity investment agreement with an investment group (the "Equity Investment Group") providing for an initial equity commitment of $62.7 million with an additional $30 million to backstop certain rights offerings made available to all shareholders.

The Senior Credit Facility is comprised of a $12.5 million senior secured term loan and a $7.5 million senior secured revolving credit facility, with a "best efforts" commitment for an additional $5 million term loan. Each credit facility matures in August 2001 with no interim principal amortization. The credit facilities are secured by substantially all of the Company's assets and bear interest at a floating rate.

Under the Senior Credit Facility, the Company is required to maintain affirmative covenants regarding among other things, the maintenance of certain financial ratios and net worth. At September 30, 1996, the Company was in compliance with those covenants.

In connection with the closing of the Investment Agreement with the Equity Investment Group, the Company initially received $40 million in exchange for 11,727,970 shares of Common Stock. In addition, the Company has the right to require the Equity Investment Group, in certain circumstances, and the Equity Investment Group, has the option, to invest up to an additional $22.7 million in Common Stock (or, if shareholder approval of such investment is not obtained, non-voting preferred stock at a per share price equal to 85% of the per share price for voting stock). The Equity Investment Group has also agreed to provide up to $30 million to backstop certain future rights offerings to the Company's shareholders. In addition, as contemplated by the Investment Agreement, the Company sold 2,210,000 shares to employees, the purchase of which, was financed with the Company by recourse loans made to the employee purchasers.

The Equity Investment Group has the right to be issued additional shares of Common Stock in the circumstances described under "Certain Additional Terms of the Recapitalization" below.

Results of Operations

The Company's operations for the three months ended September 30, 1996, resulted in a net loss of $2.0 million ($0.10 per share) as compared to a net loss of $1.5 million ($0.18 per share) for the comparable period in the prior year. For the nine months ended September 30, 1996, the Company's operations resulted in a net loss of $8.2 million ($0.62 per share) as compared to a net loss of $1.5 million ($.19 per share) in the comparable period last prior year.

The Company presently expects to continue to report losses from operations until the Company's growth strategy is implemented and the effects thereof are realized. The Company presently expects to renovate and upgrade eight to ten of its family entertainment centers ("FECs") commencing this winter and to develop a prototype facility over the course of 1997 for expected roll-out in 1998. In addition, the Company is pursuing possible acquisition opportunities in accordance with its growth strategy, but there can be no assurance that the Company will be able to effect any such acquisition or, if so, as to the timing or terms thereof.

Operating revenues

Total operating revenues for the three months ended September 30, 1996 declined by $2.7 million (18%) to $12.4 million and by $9.3 million (23%) to $30.6 million, as compared to the comparable periods in the prior year.

Entertainment revenue increased $.7 million (6%) to $12.0 million and $1.0 million (4%) to $29.2 million for the three and nine months, respectively, as compared to the prior year. The increase in entertainment revenue was primarily due to the recognition of entertainment revenue for two FECs leased since January 1996 and three FECs acquired in August 1996. These increases in revenue were partially offset by declines in entertainment revenue of $.6 million and $1.4 million for the three and nine month periods in 1996, respectively, when compared to the comparable periods in the prior year, for FECs owned in both years. The decline in year-to-year revenue for these FECs is principally due to the deferral of maintenance expenditures and park enhancements necessary to maintain similar levels of operating performance.

The impact of the increase in entertainment revenue was offset by a reduction in development and construction revenue of $2.8 million and $9.7 million for the three and nine month periods in 1996, when compared to comparable periods in the prior year due to the discontinuation, in December 1995, of development and construction activities for limited partnerships. Other revenues also declined to $.4 million and $1.4 million for the three and nine months ended September 30, 1996, respectively, a three and nine month decline of $.6 million due to a reduction in management fees and rental income related to revenue recognized in 1995 and a portion of 1996 from the FECs now leased and acquired as previously discussed.

Operating expenses

     Total operating expenses declined by $2.7 million (19%) to $11.8 million and by $4.1 million (11%) to $32.3 million for the three and nine months ended September 30, 1996, respectively, as compared to the comparable periods of the prior year. The decline in operating expenses is primarily due to the discontinuation of development and construction services previously provided to limited partnerships which totaled $2.3 million and $7.4 million for the three and nine months ended September 30, 1995, respectively.

     FEC operating expenses increased by $1.3 million (16%) to $9.7 million and by $3.2 million (15%) to $25.2 million for the three and nine months ended September 30, 1996, respectively, as compared to the comparable periods of the previous year. These increases are primarily due to the recognition of operating expenses related to the two newly leased FECs and the three acquired FECs.

     General and administrative expenses decreased by $1.7 million (44%) from $3.7 million for the three months ended September 30, 1995, to $2.0 million for the three months ended September 30, 1996 due primarily to the timing of incurring insurance claims, legal costs and bad debt reserves.

     Other operating expenses

     The increase in depreciation and amortization expense of $.2 million (15%) for the three months ended September 30, 1996 as compared to the comparable period of the prior year is primarily due to the FECs acquired in August 1996. The increase of $1.5 million (39%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, is primarily due to depreciation expense recorded on assets not placed into service until the latter part of 1995, the write off of unamortized loan costs on refinanced debt and the three acquired FECs.

     The Company determined, as a result of certain due diligence for the Recapitalization, that the carrying value of certain assets should be adjusted in accordance with Statement of Financial Accounting Standards No. 121, thus the Company recorded a loss of $2.9 million during the nine month period ended September 30 ,1996.

     Other (expenses)income

     The increase in interest expense of $.7 million for both the three and nine months ended September 30, 1996 as compared to the comparable periods in the prior year is primarily attributable to interest incurred on convertible debentures issued pursuant to the acquisition of three FECs and higher debt levels preceding the Recapitalization.

     The Company recorded a loss of $1.0 million during the nine months ended September 30, 1996, relating to the termination of two strategic alliance agreements in which the Company had previously granted rights to third parties to build, own and construct FECs domestically and internationally. In addition, the Company recognized a gain of $.8 million associated with the reversal of an accrual for the costs of the disposal of its development and construction division.

     The Company also recognized a gain associated with the cancellation of previously issued warrants resulting in a gain of $1.5 million and $.4 million for the three and nine months ended September 30, 1996, respectively.

     Liquidity and Capital Resources

     Cash used in operations was $8.3 million for the nine months ended September 30, 1996, compared to cash provided by operations of $2.0 million for the nine months ended September 30, 1995, primarily as a result of an increase in the Company's operating loss before income taxes. The Company believes that cash on hand, cash from operations, borrowings under the Senior Credit Facility and the commitments from the Equity Investment Group to provide additional equity capital in certain circumstances will be sufficient to enable the Company to obtain the capital to fund operations and expected growth initiatives.

In connection with the Recapitalization, in July 1996, the Company redeemed 30% of the outstanding balance of its 10% Convertible Subordinated Debentures and its Class B Preferred Stock and the Company exchanged the remaining 70% outstanding balance under the Class B Preferred Stock and the 10% Convertible Subordinated Debentures into newly structured 10% Convertible Subordinated Debentures due January 31, 1998 (the "New 10% Debentures"). The New 10% Debentures are convertible into Common Stock at the lesser of $3.50 or the average closing bid price for the Common Stock as determined under the terms of the New 10% Debentures upon (i) election by the Holders' beginning November 7, 1996, or (ii) automatically on January 31, 1998. The redemption of the 10% Debentures, along with the issuance of the New 10% Debentures resulted in the Company recognizing a "loss on the extinguishment of debt" for the redemption premium of 20%, along with the write off of unamortized debt issue costs of approximately $838,000.

During the third quarter of 1996, the Debentureholders of the Company's $5.65 million aggregate principal amount of 9% Convertible Subordinated Debentures (the "9% Debentures") waived certain past defaults under financial covenants with respect to its 9% Debentures. Additionally, the Company amended certain terms such that the 9% Debentures are payable only in shares of the Company's Common Stock at the lesser of $4.50 per share or 95% of the average closing bid price for the Common Stock as determined under the terms of the Debentures.
The 9% Debentureholders are able to convert 25% of the principal balance currently and can convert the remaining 75% after February 1, 1997, with a mandatory conversion on August 1, 1997.

On November 7, 1996, the Company announced that it was redeeming the New 10% Debentures in order to comply with the requirements of the American Stock Exchange, on which the Company's Common Stock is presently listed. Funds for the redemption will be provided by the Equity Investment Group in exchange for nonvoting preferred stock ("Series G Preferred"), which shares will be convertible into Common Stock if shareholder approval is obtained.

In connection with the redemption of the New 10% Debentures, the Company also announced that the Equity Investment Group would commence a tender offer for shares of Common Stock at $3.50 per share and the Company's $17 million aggregate principal amount of 9.0% and 9.1% Debentures at par plus accrued and unpaid interest. Shares of Common Stock purchased in the tender offer will be voted in the same proportion as shares held by shareholders, other than the Equity Investment Group, until shareholder approval is obtained. The 9.0% and 9.1% Debentures purchased in the tender offer will be converted into equity securities at a conversion price of $3.50 per share.

In August 1996, the Company acquired the general and limited partnership interests which it did not own in National Entertainment Funding, L.P. ("NEF"), the owner of three FECs in Miami, Florida; Henderson, Nevada; and McAllen, Texas, for approximately $19,000,000, comprised of the issuance of $11,422,422 of 9.1% Subordinated Convertible Debentures due January 1, 2002, assumption of a note payable of $4,400,000, cash of $600,000 and the assumption of NEF's net liabilities.

Certain Additional Terms of the Recapitalization

In order to maintain the Equity Investment Group's relative equity interest in the Company, the Equity Investment Group received a warrant (the "Investor Warrant") under which it is entitled to receive, without any further consideration, 0.8333 shares of Common Stock (adjustable upward proportionally to the event the additional $22.7 million investment is made) for each share of Common Stock issued pursuant to the conversion of the Company's 9.0%, 9.1% and 10.0% Debentures (collectively the "Converts"), as well as, certain equity purchase rights.

At September 30, 1996 the aggregate principal balance of converts was $21.7 million. Each of the Converts is convertible at market prices determined with reference to the date of notice of conversion and subject to maximum conversion prices ranging from $3.50 to $5.00 per share. The actual number of shares issuable under the Investor warrant will vary depending upon the market price of the Common Stock at the time of conversion.

In addition, if certain events occur which vary adversely from specified assumptions as of the closing of the Equity Investment Group's initial investment funding as to (i) litigation and other contingent liabilities, (ii) the Company's ownership of certain assets and rights and (iii) the Company's Representations and Warranties in the Investment Agreement, the Company will be required to issue to the Equity Investment Group (without the payment of additional consideration) the number shares of Common Stock necessary to protect the Purchaser from the economically dilutive effects thereof.

In addition, the Company has the right in certain circumstances to cause the Equity Investment Group to purchase, and the Equity Investment Group has the option to purchase up to $22.7 million of additional equity securities (which will be nonvoting until shareholder approval is obtained) at a price equal to the Equity Investor Group's net per share price for its initial $40.0 million investment (after issuance under the Investor Warrant and post-closing value adjustments as described above). If any such investment is in non-voting preferred stock rather than Common Stock, because shareholder approval for the issuance of Common Stock has not been obtained, such preferred stock will be issued at a 15% discount to the price at which Common Stock would have been issued.

As part of the Recapitalization, the Company adopted an Employee Stock Purchase Program pursuant to which up to 4,150,000 shares of Common Stock is available for purchase by senior management pursuant to recourse financing made available by the Company. The purchase of such allocated shares would not cause antidilution adjustments under the Investor Warrant or the Converts. At September 30, 1996, the Company had issued 2,210,000 shares of Common Stock for an aggregate purchase price of $5.8 million to senior management. The Company financed the purchase of the stock with notes which bear interest at 7.0% to 8.5% and mature five years from the date of inception.

The specific number of shares of Common Stock issuable upon exercise of the Converts and other rights described above or pursuant to the Investment Warrant and the post-closing adjustment provisions of the Investment Agreement cannot be ascertained at this time because it depends upon future events, including market prices for the Company's Common Stock, the number of shares to be issued pursuant to the post-closing adjustment provisions of the Investment Agreement, whether the Company or the Equity Investment Group exercises the right to invest up to an additional $22.7 million in the Company and other factors. However, such number is expected to be material and the issuance of such shares could result in material dilution of the value of an equity investment in the Company held by some shareholders.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


On or about June 26, 1996, the Company was furnished a copy of a Complaint filed in the United States District Court for the Southern District of New York by Durham Capital Corporation ("Durham") against the Company and other defendants, including the Equity Investment Group and an executive officer of the Company, seeking actual damages of $1,850,000, punitive damages of $3,700,000 and other relief based upon, among other things, a financial advisory agreement alleged to exist between the Company and Durham and alleged interference therewith by the Equity Investment Group. On August 21, 1996, Durham settled the litigation upon payment by the Company of $579,500.

On or about June 26, 1995, the Company was served with a Complaint for damages filed by WXZ Development, Inc. in the Court of Common Pleas, Franklin, Ohio. This lawsuit arises out of the Company's purchase of some real property from codefendant PDI Columbus II Limited Partnership. The complaint set forth claims for relief against the Company for alleged tortiuous interference and international interference with prospective economic opportunity. The Complaint seeks damages on the tortiuous g interference count in excess of $900,000 and on the intentional interference with prospective economic opportunity in excess of $450,000. The Company settled the lawsuit in October 1996 upon payment of $25,000.

Item 2.  Exhibits and Reports on Form 8-K


Exhibits                 Description
--------                 -----------

Exhibit 27               Financial Data Schedule (for SEC use only)

Date Form 8-K was Filed  Description
-----------------------  -----------
September 12, 1996       Acquisition of NEF.
September 12, 1996       Amendment to Form 8-K filed June 19, 1996.

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.


                             By:  /s/ Richard M. FitzPatrick
                                ----------------------------
                                  Richard M. FitzPatrick
                                  Chief Financial Officer


                             By:  /s/ Ann C. Travis
                                ----------------------------
                                  Ann C. Travis
                                  Vice President, Finance



November 12, 1996