Form 10-K
period 1996-12-31
MOUNTASIA ENTERTAINMENT INTERNATIONAL INC
filed 1997-03-27
CIK 912027

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934
                      for the year ended December 31, 1996

                      ------------------------------------

                   Mountasia Entertainment International Inc.
                        5895 Windward Parkway, Suite 220
                         Alpharetta, Georgia 30202-4128
                                 (770) 442-6640

                      ------------------------------------


Incorporated in Georgia     Commission File No. 0-22458       IRS No. 58-1949379

                      ------------------------------------

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

      Title of each class             Name of exchange on which registered
      -------------------             ------------------------------------
   Common Stock, no par value                American Stock Exchange

                      ------------------------------------

         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the definitive Proxy Statement incorporated by reference into Part III of this Report.

         At March 25, 1997, there were 28,896,466 shares of the Company's
Common Stock outstanding. The aggregate market value of the 7.1 million shares of Common Stock held by nonaffiliates of the Company was $20.4 million, based on the closing sales price of Common Stock as reported by the American Stock Exchange on that date.

                      ------------------------------------


                       Document Incorporated by Reference

         Portions of the Proxy Statement for the Company's 1997 annual meeting of shareholders are incorporated by reference into Part III hereof to the extent stated therein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.


================================================================================

                                     PART I


Items 1 & 2.  Business and Properties

General

     Mountasia Entertainment International, Inc. (the "Company") owns and operates multiple-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC"), which generally included several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, video and game rooms and souvenir concession stands. As of March 25, 1997, the Company owned or leased 20 traditional FECs, 11 of which were held for sale or closure as discussed below. With the Company's acquisition of Malibu Grand Prix Corporation ("Malibu") in 1994, the Company added a racing component to its FECs. The Company's Malibu Grand Prix FECs generally feature a combination of scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars, miniature golf courses, video arcades, go-kart tracks, batting cages, bumper boats, trains, carousels and food service/merchandise facilities. As of March 25, 1997, the Company owned or leased 23 Malibu Grand Prix FECs, four of which were held for sale or closure.

New Business Plan

     Following an extensive review of the Company's facilities, markets and prospects, the Company has adopted and continues to refine a new business plan, the principal components of which are (i) developing a capital structure designed to allow the Company to achieve its business objectives, (ii) redefining the Company's business through repositioning, disposing, expanding or redeveloping its existing FECs, (iii) enhancing profitability through improved operating and management efficiencies, sales and marketing programs, employee training and the alignment of the Company's cost structure to a level appropriate for the business transacted, (iv) growth of the Company's business through strategic acquisitions and the development of new parks, and (v) the development of the Company's name recognition and related sponsorship opportunities. A key aspect of the new plan is the development and roll-out of a new concept -- the "Malibu SpeedZone" parks -- primarily designed for young adults. Malibu SpeedZones include the Company's Malibu Grand Prix racing attraction, two go-kart-type racing attractions and the Company's new "Top-Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The Company has two Malibu SpeedZone parks currently under construction at the sites of its former Malibu Grand Prix FECs in Dallas, Texas and Puente Hills, California, which are targeted to open by the Memorial Day weekend, is in the process of redeveloping one of its FECs located outside Atlanta, Georgia to convert it to the Malibu SpeedZone concept and, assuming that the financing therefor is available to the Company (see "Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Reserves"), expects to convert a number of its other FECs to this concept once it has been proven and refined.

1996 Developments

     In 1995, the Company defaulted under certain covenants under its 9% Convertible Subordinated Debentures (the "9% Debentures"). In an effort to cure those defaults and to raise funds necessary to pay indebtedness created in connection with the Company's acquisition of Malibu and to fund its operations, the Company issued substantial additional convertible debt and convertible preferred stock in 1995. All such securities were convertible into Common Stock at various prices and at various times commencing in 1995. However, the Company did not have the capital resources from internally generated funds to redeem these securities and did not have the right to compel the conversion of these securities into Common Stock. In addition, the Company lacked the capital necessary to invest in its parks, including the FECs acquired in the Malibu acquisition. As a result of these and other factors, including declines in the Company's results of operations, the Company's financial position continued to deteriorate and the market prices for Common Stock began to erode significantly. Accordingly, beginning in January 1996, the Company's Board of Directors (the "Board") began considering possible alternatives to recapitalize the Company.

     Among the alternatives considered by the Board were the possible spin-off of the Company's management operations and various types of equity and debt financings. In March 1996, the Company commenced an exchange offer pursuant to which the Company offered to exchange one share of a newly designated Series E Preferred Stock for each two Common Shares (the "Exchange Offer"). As part of the Exchange Offer, the Company also sought to obtain required consents to the amendment of the 9% Debentures and its 10% Convertible Subordinated Debentures (the "10% Debentures") to convert those debentures into Common Stock and permit those debentures to be tendered for Series E Preferred Stock pursuant to the Exchange Offer.

     Prior to the expiration of the Exchange Offer, representatives of MEI Holdings, L.P. ("MEI Holdings") contacted representatives of the Company regarding a possible investment by MEI Holdings in the Company. Following extensive negotiations among representatives of the parties, on June 5, 1996, the Company terminated the Exchange Offer and the Company and MEI Holdings entered into an Investment Agreement (the "Investment Agreement") and related documents, including a Warrant and Standstill Agreement (together with the Investment Agreement, collectively, the "Recapitalization Agreements"). The transactions provided for in the Recapitalization Agreement (the "Recapitalization") were completed on August 28, 1996.

The Recapitalization

     Pursuant to the Investment Agreement, the Company (i) sold 11,727,970 shares of Common Stock to MEI Holdings (45.45% of the then-outstanding shares of Common Stock after giving effect to such issuance and prior to the sale of 2.1 million shares of Common Stock to employees) for $40.0 million and (ii) issued to MEI Holdings a Warrant to acquire additional shares of Common Stock (or shares of Series F Preferred Stock of the Company ("Series F Shares") which are each convertible into shares of Common Stock after shareholder approval of the conversion thereof into Common Stock is obtained ("Voting Right Approval") and are substantially the equivalent of Common Stock except that they are nonvoting) automatically upon the occurrence of certain events. In addition, MEI Holdings is entitled to additional Common Stock (or Series F Shares) under certain provisions of the Investment Agreement (the "Post-Closing Adjustment Provisions") if certain events occur prior to December 31, 2000 which vary adversely from the parties' assumptions relating thereto. The purpose of the Warrant and the Post-Closing Adjustment Provisions is to protect MEI Holdings against (a) any dilution of its percentage interest in the Company acquired by MEI Holdings pursuant to its initial $40.0 million investment or otherwise pursuant to the Recapitalization Agreement that is due to the exercise or conversion of rights, warrants, options and other securities outstanding on August 28, 1996 at prices below $3.75 or the conversion or deemed conversion of any of the Company's convertible debentures outstanding on August 28, 1996 and
(b) the economically dilutive effects of any decrease in the agreed upon value of the Company at the time of the Recapitalization by reason of adverse variations from the parties' valuation assumptions related to MEI Holdings' investment in the Company pursuant to the Investment Agreement. As a part of the Recapitalization, among other things, (1) the Company obtained the right to require MEI Holdings to invest up to an additional $22.7 million in the Company (the "Company Call Option"), (2) MEI Holdings agreed, subject to certain conditions, to provide up to an additional $30.0 million to backstop certain future rights offerings, (3) the terms of the 9% Debentures and the 10% Debentures were amended to require them to be paid by the Company in Common Stock rather than in cash, and (4) six MEI Holdings designees were elected to the Board (which then had 14 members), one of whom was elected Chairman of the Board (and subsequently became Chief Executive Officer).

Certain Events Following the Recapitalization

     In November 1996, MEI Holdings provided the capital required for the Company to redeem the $4.6 million then-outstanding aggregate principal amount of the Company's 10% Debentures (plus accrued and unpaid interest thereon) in order for the Company to comply with certain requirements of the American Stock Exchange (the "AMEX"). The 10% Debentures would have become convertible into Common Stock commencing on November 7, 1996 at a conversion price that would have been $2.25 per share on such date (the "11/7/96 10% Debenture Conversion Price"), such conversion price being subject to change based on future market prices had the 10% Debentures not been redeemed. MEI Holdings received 213,551 Series G Preferred Stock of the Company ("Series G Shares") (which shares are convertible into 2,135,513 shares of Common Stock after Voting Right Approval is obtained and are substantially similar to Common Stock except that they are nonvoting) for providing the capital to fund the redemption of the 10% Debentures. The number of Nonvoting Shares so received is subject to adjustment, but in no event will any such adjustment result in the number of such Nonvoting Shares being issued at lower than the 11/7/96 10% Debenture Conversion Price plus $0.01.

     The Company exercised the Company Call Option in December 1996 and subsequently issued 901,774 Series F Shares (which are substantially equivalent to 9,017,740 shares of Common Stock except that they are nonvoting) to MEI Holdings for $22.7 million. The exact number of shares issuable for such $22.7 million investment is subject to adjustment for certain future events, including
(i) whether Voting Right Approval is given (if Voting Right Approval is not given, additional Series F Shares will be issued to MEI Holdings so that such Series F Shares will be effectively issued at a 15% discount), (ii) the extent to which MEI Holdings is entitled to additional shares under the Post-Closing Adjustment Provisions of the Recapitalization Agreement, and (iii) whether, and the price at which, certain convertible securities are converted into Common Stock. The Company presently estimates that the final number of shares so issuable in exchange for the $22.7 million investment will be between 9.0 million and 9.7 million Common Stock equivalent shares (or 10.6 million and 11.4 million Common Stock equivalent shares if Voting Right Approval is not obtained).

     On January 14, 1997, MEI Holdings purchased pursuant to tender offers (the "Tender Offers") (i) 7,802,435 shares of Common Stock at $3.50 per share, (ii) $4,249,000 aggregate principal amount of 9% Debentures at par plus accrued and unpaid interest, and (iii) $11,422,322 aggregate principal amount of 9.1% Debentures at par plus accrued and unpaid interest. The Debentures so purchased were converted at a conversion rate of $3.50 per Common Stock equivalent share into Series F Shares. The shares of Common Stock acquired by MEI Holdings in the Tender Offers and upon conversion of such Debentures are subject to certain voting restrictions.

     The conversion of Series F Shares and Series G Shares into Common Stock is expected to be considered by shareholders at the Company's annual meeting of shareholders scheduled for April 28, 1997.

Properties

     As of March 1, 1997, the Company operated 43 FECs located in 14 states. 15 of the Company's FECs were held for sale or closure. Excluding the FECs held for sale or closure, 12 of the Company's remaining FECs were owned and 16 were leased under agreements expiring on various dates from 1998 to 2022. Payments under these leases totalled $3.0 million in 1996. The 28 FECs not currently held for sale or closure are located in California (4), Colorado (1), Florida (3), Georgia (3), Kansas (1), New Jersey (1), Nevada (1), Ohio (3), Oregon (1), South Carolina (1) and Texas (9), generally in large metropolitan areas. See "-New Business Plan" above for a discussion of the conversion of certain of the Company's FECs to the Company's "Malibu SpeedZone" concept.

     Nine of the 15 FECs held for sale or closure are leased; the Company's total reserves for the sale or closure of these parks was $3.3 million as of December 31, 1996. The 15 FECs held for sale or closure were carried on the Company's books at $6.3 million in the aggregate as of December 31, 1996. While the Company presently intends to seek to sell or discontinue these assets in an orderly fashion and in all events the Company intends to complete the sale or closure of these parks during 1997, there can be no assurance that it will be able to do so. The Company is also reviewing eight additional FECs for possible sale or closure.

     The Company also leases other properties incident to its business, none of which is material.

Certain Forward-Looking Statements

     This Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company and the success of the Company's business plan, including as a result of the availability, terms and cost of capital resources; competitive factors and pricing pressures; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; impact of present and future laws; ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies; changes in demographics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

Item 3.  Legal Proceedings

     Due to the nature of the attractions at the Company's parks, the Company has been, and will likely continue to be, subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages. The Company also is from time to time a party to other claims and legal proceedings, and is subject to environmental, zoning and other legal requirements. As of the date of this Report, the Company does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information Relating to Common Stock

     The Company's Common Stock is traded on the AMEX under the symbol "MBE". The following table indicates for each calendar quarter the high and low reported closing sale prices for the Company's Common Stock during the prior two calendar years:

                    1996                       High                 Low
               ----------------                ----                 ---
               Fourth Quarter                  $ 3.56               $ 1.94
               Third Quarter                   $ 3.06               $ 2.47
               Second Quarter                  $ 3.63               $ 2.38
               First Quarter                   $ 5.06               $ 3.25

                    1995                       High                 Low
               ----------------                ----                 ---
               Fourth Quarter                  $ 8.50               $ 6.25
               Third Quarter                   $ 9.25               $ 5.88
               Second Quarter                  $ 9.25               $ 7.00
               First Quarter                   $11.00               $ 7.00


As of March 25, 1997, there were approximately 148 holders of record of the Company's Common Stock.

     The Company has not paid dividends on its Common Stock since prior to its initial public offering and has no intention to begin paying regular dividends on its Common Stock in the foreseeable future. The payment of dividends is restricted by credit instruments to which the Company is a party.

Item 6.  Selected Consolidated Financial Data


                                                        Three Months
                                          Year Ended       Ended                               Years Ended
                                         ------------   ------------  ---------------------------------------------------------
                                         December 31,   December 31,  September 30,  September 30,  September 30,  September 30,
                                            1996         1995(1)(2)      1995(2)         1994           1993           1992
                                          --------       --------       --------       --------       --------       --------
Statement of Operating Data:
Operating revenues                        $ 37,430       $  6,754       $ 46,207       $ 28,177       $ 12,159       $  7,115
Operating expenses (3)                      77,239         10,417         47,765         25,293          9,884          6,066
Operating income (loss)                    (39,809)        (3,663)        (1,558)         2,884          2,275          1,049
Interest expense                             6,579          2,754          4,108          1,371            863            667
Income (loss) before other income
  (expenses)                               (46,388)        (6,417)        (5,666)         1,513          1,412            382
Other income (expenses)                      1,648           (680)         1,514            342          - 0 -          - 0 -
Benefit (provision) for income taxes        (2,184)         2,692          1,310           (705)          (536)          (141)
Net income (loss)                          (47,633)        (4,494)        (3,201)         1,232            875            241
Net income (loss) per share of
  common stock                            $  (2.91)      $  (0.77)      $  (0.53)      $   0.20       $   0.15       $  (0.03)
Weighted average shares of Common
  Stock outstanding                         17,407          8,375          7,720          6,269          3,089          2,919


                                        December 31,                  September 30,   September 30,   September 30,   September 30,
                                           1996                           1995            1994            1993            1992
                                         ---------                      ---------       ---------       ---------       ---------
Balance Sheet Data:
Working capital                          $  16,210                      $  (8,253)      $  (1,316)      $  (2,617)      $  (1,926)
Total assets                               122,097                        101,139          62,926          24,948          19,180
Long-term obligations, excluding
  current portion                           25,538                         15,545          18,285          12,719           6,670
Convertible subordinated debentures         16,521                         14,150           --0--           --0--           --0--

Total liabilities                           57,088                         51,702          28,258          19,141           9,779
Total shareholders' equity               $  64,231                      $  48,059       $  31,827       $   5,808       $   9,401

-----------------
(1) Represents a three-month period as the Company changed its fiscal year end to December 31st of each year.

(2) Amounts have been restated to give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission (the "SEC") at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to certain of the Company's convertible subordinated debentures and preferred stock issuances having "beneficial conversion" features. For the year ended September 30, 1995 and the three months ended December 31, 1995, the restatements resulted in an increase in the Company's net loss of $0.2 million and $0.9 million, respectively, and an increase in preferred dividends of $0.8 million and $1.7 million, respectively.

(3) Operating expenses include a loss on impairment of assets and write down on investments in affiliates of $22.1 million and $2.6 million respectively, for the year ended December 31, 1996. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other non-recurring charges in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Noncomparability

     Among other transactions and actions, during 1996, the Company effected the Recapitalization, ceased conducting syndication and development/construction activities as separate businesses, adopted its current business plan, restated 1995 results of operations to give effect to a recent announcement of certain accounting treatment and recorded a $22.1 million charge for impairment of assets and a $2.6 million write down of investments in affiliates. In addition, $3.8 million of the Company's convertible preferred stock and $3.0 million of the Company's convertible debt was converted into Common Stock during 1996. In November 1994, the Company acquired 21 FECs in the Malibu acquisition and since that time has completed other acquisitions of FECs or interests therein. Under the purchase method of accounting, the assets, liabilities and results of operations associated with these acquisitions have been included in the Company's financial condition and results of operations since the respective dates of acquisition. In 1996, the Company changed its fiscal year end from September 30 to December 31. In light of the foregoing, the financial condition and results of operations of the Company discussed herein are generally not directly comparable period-to-period and are not necessarily indicative of the Company's future results of operations. The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Report.

     The Company's 1995 results of operations described below have been restated to give effect to the accounting treatment announced by the staff of the SEC at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to certain of the Company's convertible subordinated debenture and preferred stock issuances having "beneficial conversion" features. For the year ended September 30, 1995 and the three months ended December 31, 1995, the restatements increased the Company's net loss by $0.2 million and $0.9 million, respectively, and increased preferred dividends by $0.8 million and $1.7 million, respectively. See Note 1 of Notes to Consolidated Financial Statements.

Calendar Year Ended December 31, 1996 Compared to Fiscal Year Ended September 30, 1995

     The Company's operations resulted in a net loss of $47.6 million, or $2.91 per share, for the year ended December 31, 1996 ("1996"), as compared to a net loss of $3.2 million, or $0.53 per share, for the year ended September 30, 1995 ("1995"). The net loss for 1996 included $30.3 million, or $1.74 per share, of non-recurring charges and expenses associated with the Recapitalization and the Company's new business plan.

     Pursuant to the Recapitalization and the Company's new business plan, 15 of the Company's non-strategic FECs were reclassified as held for sale or closure, the Company is reviewing eight additional FECs for possible sale or closure and the Company recorded a charge totaling $22.1 million under Statement of Financial Accounting Standards No. 121 ("SFAS 121") for impairment of assets and adjustment to carrying values. While the Company presently intends to seek to sell or discontinue the operation of the 15 FECs held for sale or closure in an orderly fashion and in all events the Company intends to complete the sale or closures of the 15 FECs during 1997, there can be no assurance that it will be able to do so.

     See "Items 1 and 2 - Business and Properties - New Business Plan" for a discussion of the Company's new business plan. In addition to the disposition of nonstrategic FECs and operational improvements, the Company's business plan involves the development and roll-out of the Company's new "Malibu SpeedZone" concept. While the Company does not presently anticipate additional material nonrecurring charges against its existing asset base in 1997, and is taking steps to improve its results of operations, with the time required to fully develop its Malibu SpeedZone concept, the loss of operating revenues during the construction period for parks being redeveloped and other factors, the Company does not expect that the Company will return to profitability in 1997.

Operating Revenues

     Total operating revenues for 1996 declined by $8.8 million, or 19.0%, to $37.4 million as compared to $46.2 million for 1995.

     Entertainment revenues (or revenues from the operation of FECs) increased by $3.6 million, or 11.2%, to $35.8 million for 1996 from $32.2 million for 1995. The increase was principally due to (i) the inclusion of 12 months rather than 10-1/2 months of revenues from 21 FECs acquired from Malibu in November 1994 and (ii) the inclusion of revenues from five FECs acquired by the Company during 1996 in which the Company previously had a minority interest. Entertainment revenues for the 18 FECs owned and operated by the Company during both years decreased by $1.6 million, or 5.1%.

     Other operating revenues declined by $.5 million, or 23.8%, primarily due to the decrease in management fees and rental income previously received in connection with the five FECs in which the Company had a minority interest.

     Development and construction revenue declined by $10.3 million and syndication revenue declined by $1.6 million as compared to 1995 because the Company discontinued these business activities in 1996.

Operating Expenses

     Total 1996 operating expenses were $77.2 million, an increase of $29.4 million, or 61.5%, over 1995.

     Entertainment expenses increased by $7.6 million, or 29.3%, to $33.5 million in 1996, of which $6.3 million was due to the related increases in entertainment revenues discussed above, with the remaining increase due to higher maintenance costs resulting from previously deferred maintenance.

     General and administrative expenses increased by $4.9 million, or 68.0%, to $12.1 million for 1996, of which (i) $2.8 million related to consulting and other costs incurred in the development of the Company's future business plan, costs associated with the Recapitalization and employee severance arrangements associated with the restructuring of the Company's administrative organization,
(ii) $0.7 million related to consulting and legal fees incurred in connection with the Exchange Offer and discontinuance of the development and construction businesses, and (iii) $1.6 million related to the recording of the bad debt reserves and various accruals. Development and construction expenses declined by $9.2 million due to the discontinuation of development and construction activities for third parties.

     Depreciation and amortization expense increased by $1.6 million, or 34.8%, principally as a result of the FECs acquired during 1996, and the fact that the Malibu FECs operated for only 10-1/2 months in 1995.

     A loss due to impairment of assets of $22.1 million recognized in 1996 is principally a result of adjustments in the carrying value of assets determined pursuant to SFAS No. 121. Additionally, the Company adjusted the carrying value of investments in limited partnerships based upon their net realizable values which resulted in a loss on investments in affiliates of $2.6 million.

Other (Expense) Income

     Interest expense increased by $2.5 million, or 61.0%, principally as a result of increased outstanding indebtedness during 1996 as compared to 1995, including convertible debentures issued in connection with the acquisition of FECs in August 1996. Following the Recapitalization, $27.9 million of indebtedness was repaid, $4.6 million of convertible debentures were redeemed and $0.5 million of convertible debentures were converted to Common Stock. These reductions in indebtedness were partially offset by an increase of $20.0 million in borrowings under a new credit facility. On January 14, 1997, $15.7 million of convertible debt of the Company was acquired by MEI Holdings pursuant to the Tender Offers and converted into Series F Shares. See "Items 1 and 2 - Business and Properties - Certain Events Following the Recapitalization."

     The loss on settlement of strategic alliance agreements of $1.0 million is the result of the termination of two strategic alliance agreements in which the Company had previously granted rights to third parties to acquire, construct and own FECs internationally and domestically. The termination of these alliances was effected in connection with the Recapitalization. The gain of $0.8 million associated with the Company's development and construction division is related to the reversal of an accrual for the costs of the disposal of its development and construction division. The Company also recognized a gain of $0.4 million in 1996 associated with the cancellation of previously issued warrants.

Three Months Ended December 31, 1995 Compared to Three Months Ended December 31, 1994

     The Company had a net loss of $4.5 million, or $0.77 per share, for the three months ended December 31, 1995, as compared to a net loss of $1.5 million, or $0.21 per share, for the three months ended December 31, 1994.

Operating Revenues

     Total operating revenues for the three months ended December 31, 1995 increased by $0.4 million, or 6.2%, to $6.8 million as compared to $6.4 million for the three months ended December 31, 1994. Entertainment revenues increased by $2.0 million, or 50.0%, to $6.0 million for the three months ended December 31, 1995 as compared to the three months ended December 31, 1994 principally due to the Malibu FECs operating for a full three months during the 1995 period rather than one and one-half months of the prior period. Development and construction revenues, together with syndication revenue, declined by $1.9 million as compared to the three months ended December 31, 1994 due to management's initial intent to dispose of the Company's development and construction division.

Operating Expenses

     Total operating expenses for the three months ended December 31, 1995 were $10.4 million, an increase of $3.0 million, or 42.2%, as compared to the three months ended December 31, 1994. Entertainment expenses increased by $3.0 million, or 46.8%, to $6.4 million for the three months ended December 31, 1994, which was due to the related increases in entertainment revenues discussed above.

     General and administrative expenses increased by $1.1 million, or 47.6% to $2.4 million for the three months ended December 31, 1995 due primarily to severance payments to employees terminated as a result of closing the Malibu corporate office in Los Angeles, California, the recognition of non-cash warrant expense ($0.1 million) associated with amortizing the value of warrants issued in connection with the financial advisory agreements, the recognition of a non-cash expense related to issuing Common Stock and warrants ($0.1 million), and legal, accounting and other fees and expenses.

Other (Expense) Income

     An estimated loss on disposal of the Company's development and construction division of $0.8 million was accrued at December 31, 1995 due to management's initial intent to dispose of the Company's development and construction division.

Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended September 30, 1994

     The Company's operations resulted in a net loss of $3.2 million, or $0.53 per share, for the year ended September 30, 1995 as compared to net income of $1.2 million, or $0.20 per share, for the year ended September 30, 1994.

Operating Revenues

     Total operating revenues increased by $18.0 million, or 64.0%, to $46.2 million for 1995 as compared to $28.2 million for the year ended September 30, 1994 ("1994") as a result of the acquisition of Malibu in November 1994. Other revenue increased by $1.6 million as a result of an increase in management fees ($0.2 million) from the increased number of FECs managed for third parties, rental income ($0.2 million) from the lease of a parcel of land to a third party and revenue recognized on contracts with third parties ($1.0 million). These increases were partially offset by a $6.3 million decrease in development and construction revenue from related parties due to the cessation of new development projects in 1995.

Operating Expenses

     Total operating expenses for 1995 were $47.8 million, an increase of $22.5 million, or 88.9%, as compared to 1994. Entertainment expenses increased by $19.3 million, or 292.4%, to $25.9 million for 1995 due to the acquisition of the Malibu FECs and six other FECs purchased in fiscal 1994 for which the Company incurred a full year of expenses. General and administrative expenses increased by $4.3 million, or 148.0% to $7.2 million for 1995 due to (i) additional operations overhead to support the Malibu operations (ii) an increase in the number of personnel employed at the corporate headquarters and the expenses as a result of the Malibu acquisition and (iii) an increase in legal expenses.

     The decrease in development and construction expense is consistent with the decrease in the related revenue. Development and construction expense as a percentage of development and construction revenue from related parties increased from approximately 84.0% of fiscal 1994 to 90.0% in fiscal 1995. The increase was due to cost overruns associated with the Company's use of fixed-price contracts rather than cost-plus contracts.

     Depreciation and amortization expense increased by $2.8 million, or 159.0%, principally as a result of depreciation associated with the Malibu FECs acquired in November 1994 for which an entire year of depreciation was recognized in 1995.

Other (Expense) Income

     Interest expense increased by $2.7 million, or 192.8%, to $4.1 million for 1995 primarily as a result of (i) the indebtedness which the Company incurred in order to fund the Malibu acquisition and (ii) the weighted average interest rate increase from approximately 8% in 1994 to 9% in 1995. The increase in other income of $1.0 million represents a fee, net of the Company's ownership percentage, which National Entertainment Funding, L.P. ("NEF") paid the Company in order to terminate NEF's obligation to construct an FEC in Kendall, Florida.

Liquidity and Capital Resources

     The Company's principal sources of liquidity in 1996 were the issuance of Common Stock ($45.5 million) and preferred stock ($34.2 million) and borrowings under the Company's credit facilities ($40.7 million). The Company's principal uses of liquidity in 1996 were to finance operations ($14.2 million), purchases of property and equipment ($14.4 million), acquisitions of facilities ($9.4 million), investments in partnerships ($2.5 million), the repayment of borrowings ($42.5 million) and the redemption of preferred stock ($7.4 million) and subordinated debentures ($8.6 million). At December 31, 1996, $16.1 million of the $22.7 million due from MEI Holdings by virtue of the exercise of the Company Call Option remained available to the Company; all of this amount was contributed to the Company during the first quarter of 1997.

     At December 31, 1996, the Company's total long-term debt was $43.2 million, $1.1 million of which was due during 1997, compared to $40.1 million at December 31, 1995, $16.1 million of which was due in 1996. Required amortization of the Company's long-term debt during the next three years is as follows: 1997: $1.1 million; 1998: $1.0 million; and 1999: $0.8 million. The Company's $20.0 million term and revolving credit loan facility matures in August 2001, with no required principal amortization prior thereto. On January 14, 1997, $15.7 million aggregate principal amount of subordinated convertible debt of the Company acquired by MEI Holdings in the Tender Offers was converted into Series F Shares.

     The Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations and the net proceeds of anticipated asset sales will be sufficient to fund the Company's reasonably foreseeable working capital and debt service requirements. However, the Company presently expects that funding for capital expenditures during 1997 for the Company's existing FECs and the conversion of certain FECs to the Company's Malibu SpeedZone concept will require the Company to secure additional capital resources. The cost of conversion of existing FECs to the Malibu SpeedZone concept, or the development of new Malibu SpeedZone parks, will be dependent upon various factors, including land acquisition, construction and other costs, but is expected to be substantial ($5-10 million per facility). The pursuit of any acquisition opportunities which may become available and the implementation of the Company's business plan on a more rapid timetable than the Company presently contemplates also may require the Company to issue additional debt or equity securities or to consider possible changes in its capitalization or structure. Accordingly, there can be no assurances that the Company will be able fully to implement its business plan or to pursue those or other opportunities that otherwise might be available to the Company or as to the timing or terms thereof.

Seasonality

     The business of the Company is highly seasonal. Approximately 64% of the Company's revenues are generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last three months of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such period.

Inflation

     The effects of inflation, as measured by fluctuations in the consumer price index, have not had a material impact on the Company's revenues or net income in recent years.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is set forth in the Company's Consolidated Financial Statements and Supplementary Data contained in this Report and is incorporated herein by reference. Specific financial information can be found at the pages listed in the following index:



                 Item                                                Page No.
----------------------------------------                             --------
Report of Independent Public Accountants                             F-1
Report of Independent Accountants                                    F-2
Consolidated Balance Sheet                                           F-3
Consolidated Statement of Operations                                 F-4
Consolidated Statement of Change in                                  F-5 and F-6
     Shareholders' Equity
Consolidated Statement of Cash Flows                                 F-7
Notes to Consolidated Financial Statements                           F-8
                                                                     through
                                                                     F-33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Mountasia Entertainment International, Inc.

We have audited the accompanying consolidated balance sheets of MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC. (a Georgia Corporation) and SUBSIDIARIES as of September 30, 1995 and December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended September 30, 1995, the three months ended December 31, 1995, and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Mountasia Entertainment International, Inc. and subsidiaries as of September 30, 1994 and for the year then ended were audited by other auditors whose report dated October 5, 1995 on those statements included an explanatory paragraph that disclosed the Company was not in compliance with certain financial covenants of its subordinated debenture agreement issued in November 1994.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountasia Entertainment International, Inc. and subsidiaries as of September 30, 1995 and December 31, 1996, and the results of their operations and their cash flows for the year ended September 30, 1995, the three months ended December 31, 1995, and the year ended December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for its convertible securities having beneficial conversion features.

Arthur Andersen LLP

Atlanta, Georgia
March 24, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mountasia Entertainment International, Inc.

In our opinion, the consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year ended September 30, 1994 (appearing on pages F-4 through F-7) present fairly, in all material respects, the results of operations and cash flows of Mountasia Entertainment International, Inc. and its subsidiaries for the year ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Mountasia Entertainment International, Inc. for any period subsequent to September 30, 1994.


PRICE WATERHOUSE LLP

Atlanta, Georgia
October 5, 1995

                   MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                             December 31,   September 30,
                                                                                1996            1995
                                                                             ------------   ------------
ASSETS
Current
   Cash and cash equivalents                                                 $  2,583,735   $  7,196,026
   Restricted cash                                                                966,075      2,107,165
   Restricted certificates of deposit                                                          3,127,208
   Accounts receivable, net of allowance for doubtful
       accounts of $1,583,376 and $793,617                                        109,537        161,137
   Stock subscription receivable                                               16,076,260
   Inventories                                                                  1,359,331      1,855,545
   Current portion of notes receivable                                            172,284        393,069
   Assets held for sale                                                         6,271,003
   Other current assets                                                         1,261,694      1,111,060
                                                                             ------------   ------------
        Total current assets                                                   28,799,919     15,951,210
                                                                             ------------   ------------
Property and equipment, less accumulated depreciation                          85,484,158     70,884,585
                                                                             ------------   ------------
Other noncurrent
   Investments in and advances to limited partnerships                          2,288,129      5,129,758
   Notes receivable                                                               272,267      1,062,387
   Other assets                                                                   190,479        630,431
   Debt issuance costs, less accumulated amortization
       of $499,310 and $585,938                                                 2,453,798      2,981,606
   Intangible assets, less accumulated amortization                             2,608,608      4,498,776
                                                                             ------------   ------------
       Total other noncurrent assets                                            7,813,281     14,302,958
                                                                             ------------   ------------
                                                                             $122,097,358   $101,138,753
                                                                             ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Line of credit                                                            $              $  2,994,000
   Term loan revolver                                                                          1,500,000
   Current portion of notes payable                                             1,120,467      5,912,788
   Convertible subordinated debenture                                                          5,650,000
   Current portion of liability for guaranteed stock values                                    1,151,238
   Accounts payable                                                             2,354,823      1,239,903
   Accrued expenses                                                             5,777,707      5,746,412
   Accrued expenses related to assets held for sale                             3,250,000
   Income taxes payable                                                            86,888          9,888
                                                                             ------------   ------------
       Total current liabilities                                               12,589,885     24,204,229

   Line of credit                                                               7,250,053
   Term loan revolver                                                          12,500,000      8,491,017
   Notes payable                                                                5,788,475      7,054,050
   Convertible subordinated debentures                                         16,521,422      8,500,000
   Other accrued expenses                                                       2,438,383        460,418
   Deferred revenue                                                                            2,444,140
   Deferred income taxes                                                                         548,021
                                                                             ------------   ------------
       Total liabilities                                                       57,088,218     51,701,875
                                                                             ------------   ------------
   Contingent liability for guaranteed stock values                               777,861      1,377,626
                                                                             ------------   ------------
   Shareholders' equity
   Preferred stock, 6,000,000 shares authorized with no par value Series A,
      2,000 authorized; 0, and1,150 issued
        and outstanding                                                                        9,778,833
      Series F, 2,700,000 authorized; 808,692 and 0  issued
        and outstanding                                                        22,700,000
      Series G, 213,551authorized; 213,551 and 0  issued
        and outstanding                                                         4,826,260
    Common stock, 100,000,000 shares authorized with no par
         value; 28,472,877 and 7,850,868 shares
         issued and outstanding                                                97,062,239     35,558,175
    Outstanding warrants                                                        2,440,100      2,683,333
    Unearned compensation                                                                       (250,000)
     Notes receivable from employees                                           (5,681,951)
    Accumulated (deficit) earnings                                            (57,115,369)       288,911
                                                                             ------------   ------------
       Total shareholders' equity                                              64,231,279     48,059,252
                                                                             ------------   ------------
                                                                             $122,097,358   $101,138,753
                                                                             ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      For the three
                                                                 For the year ended   months ended         For the years ended
                                                                     December 31,     December 31,            September 30,
                                                                       1996              1995              1995           1994
                                                                     ------------     ------------     ------------    ------------
Operating revenues
Entertainment revenue                                                $ 35,810,918     $  6,007,447     $ 32,185,420    $  9,520,830
Development and construction revenue from related parties                                  265,695       10,311,271      16,621,629
Syndication revenue                                                                         70,000        1,600,000       1,541,312
Other                                                                   1,619,205          411,236        2,109,995         493,334
                                                                     ------------     ------------     ------------    ------------

     Total operating revenues                                          37,430,123        6,754,378       46,206,686      28,177,105
                                                                     ------------     ------------     ------------    ------------

Operating expenses
Entertainment expenses                                                 33,533,903        6,363,800       25,930,779       6,601,201
General and administrative expenses                                    12,063,425        2,395,197        7,207,072       2,906,386
Other expenses                                                            712,099          123,988          515,569
Development and construction expense                                                       241,138        9,246,197      14,023,515
Depreciation and amortization                                           6,220,848        1,293,142        4,572,211       1,762,022
Provision for loss due to impairment of assets                         22,138,417
Provision for loss on investments in limited partnerships               2,570,000
Realized loss on sale of securities                                                                         293,430
                                                                     ------------     ------------     ------------    ------------

Total operating expenses                                               77,238,692       10,417,265       47,765,258      25,293,124
                                                                     ------------     ------------     ------------    ------------


Operating (loss) income                                               (39,808,569)      (3,662,887)      (1,558,572)      2,883,981
                                                                     ------------     ------------     ------------    ------------

Other (expense) income
Interest expense, including interest to related
   parties of $0, $0, $26,886, and $46,476                             (6,578,838)      (2,754,290)      (4,108,445)     (1,370,960)
Interest income                                                           308,007          114,285          421,176         342,225
Loss on settlement of strategic alliance agreements                    (1,005,751)
Gain (loss) associated with development and construction division         795,000         (795,000)
Gain associated with cancellation of warrants                             422,333
Other                                                                   1,128,149                         1,093,750
                                                                     ------------     ------------     ------------    ------------

(Loss) income before benefit (provision) for income taxes and cumulative effect of a change in accounting principle
    and extraordinary item                                            (44,739,669)      (7,097,892)      (4,152,091)      1,855,246

Benefit (provision) for income taxes                                   (2,184,357)       2,692,295        1,310,517        (704,993)
Equity in net earnings of limited partnerships, net of tax                (46,287)         (88,064)          78,891          81,826
                                                                     ------------     ------------     ------------    ------------

(Loss) income before cumulative effect of a change in
   accounting principle and extraordinary item                        (46,970,313)      (4,493,661)      (2,762,683)      1,232,079
Cumulative effect of a change in accounting principle,
   net of tax                                                                                              (438,068)
Extraordinary item                                                       (662,580)
                                                                     ------------     ------------     ------------    ------------
Net (loss) income                                                    $(47,632,893)    $ (4,493,661)    $ (3,200,751)   $  1,232,079
                                                                     ============     ============     ============    ============

Net (loss) income applicable to common stock
    Net (loss) income                                                $(47,632,893)    $ (4,493,661)    $ (3,200,751)   $  1,232,079
    Less: Preferred stock dividends                                    (2,969,464)      (1,976,238)        (866,333)
                                                                     ------------     ------------     ------------    ------------

Net (loss) income applicable to common stock                         $(50,602,357)    $ (6,469,899)    $ (4,067,084)   $  1,232,079
                                                                     ============     ============     ============    ============

Net (loss) income applicable to common stock before
    cumulative effect of a change in accounting principle
    and extraordinary item                                           $      (2.87)    $      (0.77)    $      (0.47)   $       0.20
Loss per share of common stock as a result of cumulative
    effect of a change in accounting principle                              (0.06)
Extraordinary item                                                          (0.04)
                                                                     ------------     ------------     ------------    ------------

Net (loss) income per share of common stock                          $      (2.91)    $      (0.77)    $      (0.53)   $       0.20
                                                                     ============     ============     ============    ============

Pro forma information
Net (loss) income applicable to common stock per above               $(50,602,357)    $ (6,469,899)    $ (4,067,084)   $  1,232,079
Adjustment for effect of a change in accounting principle
     that is applied retroactively, net of tax                                                                             (191,153)
Net (loss) income applicable to common stock
                                                                     ------------     ------------     ------------    ------------
     on a pro forma basis                                            $(50,602,357)    $ (6,469,899)    $ (4,067,084)   $  1,040,926
                                                                     ============     ============     ============    ============

Pro forma per share information
Net (loss) income per common share as reported above                 $      (2.91)    $      (0.77)    $      (0.53)   $       0.20
Adjustment for effect of a change in accounting
     principle that is applied retroactively                                                                                  (0.03)
                                                                     ------------     ------------     ------------    ------------
Net (loss) income per common share on a
     pro forma basis                                                 $      (2.91)    $      (0.77)    $      (0.53)   $       0.17
                                                                     ============     ============     ============    ============

Weighted average number of shares of
    common stock and common stock equivalents
    used in calculating net (loss) income per share                    17,406,837        8,374,750        7,719,727       6,268,751
                                                                     ============     ============     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                                         Preferred Stock                                 Total
                                             ------------------------------------------------------------------------  Preferred
                                               Class A      Class B     Class C       Class D     Class F     Class G    Stock
                                             -----------  ----------- -----------   -----------  ---------  --------- ----------
Balance, September 30, 1993                  $            $           $             $            $          $         $

    Issuance of common stock in connection
       with initial public offering
    Stock issuance costs
    Issuance of common stock for
      investment in limited partnerships
    Issuance of common stock to purchase
       East Cobb FunCenter
    Issuance of common stock to purchase
       Greenville FunCenter
    Issuance of common stock to purchase
       Kingwood FunCenter
    Issuance of common stock to purchase
       Malibu facilities
    Warrants issued in connection with the
       formation of NEF
    Adjustment to common stock as a result of
       guaranteed stock prices
    Unrealized loss on investment in
       securities, net of tax
    Net income
                                             -----------  ----------- -----------   -----------  ---------  --------- ----------

Balance, September 30, 1994

    Issuance of preferred stock              11,500,000                                                               11,500,000
    Discount on preferred stock              (1,725,000)                                                              (1,725,000)
    Issuance of common stock
    Stock issuance costs                       (862,500)                                                                (862,500)
    Discount on 10% subordinated debentures
    Purchase and cancellation of stock
    Warrants issued in connection
       with purchase of MGPC
    Warrants issued in connection with
       financial advisory agreement
    Unearned compensation in connection
       with the financial advisory agreement
    Warrants issued in connection with the
       Company's initial public offering
    Warrants issued in connection with
       November 1994 equity offering
    Warrants issued in connection
       with NEF
    Warrants issued in connection
       with September 1995 equity offering
    Adjustment to common stock as a result of
       guaranteed stock prices
    Change in unrealized loss on securities
       available for sale, net of tax
    Accretion of preferred stock dividends      866,333                                                                 866,333
    Net loss
                                             -----------  ----------- -----------   -----------  ---------  --------- ----------
                                                                                      Notes      Loss on
                                                                                    Receivable  Securities  Retained
                                                 Common   Outstanding   Unearned       From      Available  Earnings
                                                 Stock      Warrants   Compensation  Employees   for Sale   (Deficit)      Total
                                              -----------  ----------  -----------  -----------  --------  -----------  -----------
Balance, September 30, 1993                  $ 5,683,831   $           $            $                      $   123,916 $  5,807,747

    Issuance of common stock in connection
       with initial public offering           24,800,000                                                                24,800,000
    Stock issuance costs                      (3,942,729)                                                               (3,942,729)
    Issuance of common stock for
      investment in limited partnerships         516,768                                                                   516,768
    Issuance of common stock to purchase
       East Cobb FunCenter                       558,463                                                                   558,463
    Issuance of common stock to purchase
       Greenville FunCenter                      388,930                                                                   388,930
    Issuance of common stock to purchase
       Kingwood FunCenter                        780,500                                                                   780,500
    Issuance of common stock to purchase
       Malibu facilities                       1,582,031                                                                 1,582,031
    Warrants issued in connection with the
       formation of NEF                                      300,000                                                       300,000
    Adjustment to common stock as a result
       of guaranteed stock prices                 30,693                                                                    30,693
    Unrealized loss on investment in
       securities, net of tax                                                                    (227,714)                (227,714)
    Net income                                                                                              1,232,079    1,232,079
                                              -----------  ----------  -----------  -----------  --------  -----------  -----------

Balance, September 30, 1994                   30,398,487     300,000                             (227,714)  1,355,995   31,826,768

    Issuance of preferred stock                                                                                         11,500,000
    Discount on preferred stock                                                                             1,725,000         -
    Issuance of common stock                  13,051,923                                                                13,051,923
    Stock issuance costs                      (2,547,164)                                                               (3,409,664)
    Discount on 10% subordinated debentures                                                                 1,275,000    1,275,000
    Purchase and cancellation of stock        (5,658,027)                                                               (5,658,027)
    Warrants issued in connection                                                                                             -
       with purchase of MGPC                                 900,000                                                       900,000
    Warrants issued in connection with                                                                                        -
       financial advisory agreement                          333,333                                                       333,333
    Unearned compensation in connection                                                                                       -
       with the financial advisory agreement                             (250,000)                                        (250,000)
    Warrants issued in connection with the                                                                                    -
       Company's initial public offering                     650,000                                                       650,000
    Warrants issued in connection with                                                                                        -
       November 1994 equity offering                         100,000                                                       100,000
    Warrants issued in connection                                                                                             -
       with NEF                                               25,000                                                        25,000
    Warrants issued in connection                                                                                             -
       with September 1995 equity offering                   375,000                                                       375,000
    Adjustment to common stock as a result of                                                                                 -
       guaranteed stock prices                   312,956                                                                   312,956
    Change in unrealized loss on securities                                                                                   -
       available for sale, net of tax                                                            227,714                   227,714
    Accretion of preferred stock dividends                                                                   (866,333)        -
    Net loss                                                                                               (3,200,751)  (3,200,751)
                                              -----------  ----------  -----------  -----------  --------  -----------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                                         Preferred Stock                                 Total
                                             ------------------------------------------------------------------------  Preferred
                                               Class A      Class B     Class C       Class D     Class F     Class G    Stock
                                             -----------  ----------- -----------   -----------  ---------  --------- -----------
Balance, September 30, 1995                   9,778,833                                                                9,778,833

    Issuance of preferred stock                                          500,000                                         500,000
    Issuance of common stock
    Stock issuance costs
    Purchase and cancellation of stock
    Warrants issued in connection with
       financial advisory agreement
    Unearned compensation in connection
       with financial advisory agreements
    Warrants issued
    Adjustment to common stock as a result
       of guaranteed stock prices
    Accretion of preferred stock dividends    1,976,238                                                                 1,976,238
    Preferred stock converted                (7,034,931)                                                               (7,034,931)
    Subordinated debt converted
    Transfer of Class A preferred stock
       to Class B preferred stock            (4,300,000)   4,300,000
    Net loss
                                             -----------  ----------- -----------   -----------  ---------  --------- -----------

Balance, December 31, 1995                      420,140    4,300,000     500,000                                        5,220,140

    Issuance of preferred stock                                                      6,662,000  22,700,000  4,826,260  34,188,260
    Issuance of common stock
    Discount on 9% subordinated debentures
    Interest on notes receivable from employees
    Stock issuance costs
    Purchase and cancellation of stock
    Unearned compensation in connection
       with the financial advisory agreements
    Warrants issued
    Adjustment to common stock as a result
       of guaranteed stock prices
    Accretion and payment of preferred
       stock dividends                           28,441      215,000                 1,266,000                          1,509,441
    Accretion of preferred stock discount
    Preferred stock converted                  (310,126)                            (3,502,700)                        (3,812,826)
    Preferred stock redeemed                              (1,354,500)   (500,000)   (4,425,300)                        (6,279,800)
    Subordinated debt converted
    Preferred stock converted to
       subordinated debt                                  (3,160,500)                                                  (3,160,500)
    Payment of dividends                       (138,455)                                                                 (138,455)
    Cancellation of warrants
    Net loss
                                             -----------  ----------- -----------   -----------  ---------  --------- -----------

Balance, December 31, 1996                   $            $           $             $          $22,700,000 $4,826,260 $27,526,260
                                             ===========  =========== ===========   ===========  =========  ========= ===========
                                                                                       Notes                Loss on
                                                                                     Receivable Securities  Retained
                                                 Common    Outstanding  Unearned       From     Available   Earnings
                                                 Stock      Warrants   Compensation  Employees   for Sale   (Deficit)      Total
                                              ----------   ----------  -----------  -----------  --------  -----------  -----------
Balance, September 30, 1995                   35,558,175   2,683,333     (250,000)                             288,911   48,059,252

   Issuance of preferred stock                                                                                              500,000
   Issuance of common stock                      101,364                                                                    101,364
   Stock issuance costs                         (221,529)                                                      (36,617)    (258,146)
   Purchase and cancellation of stock            (51,257)                                                                   (51,257)
   Warrants issued in connection with                                                                                         -
      financial advisory agreement                           350,000                                                        350,000
   Unearned compensation in connection                                                                                        -
      with financial advisory agreements                                 (247,222)                                         (247,222)
   Warrants issued                                            31,600                                                         31,600
   Adjustment to common stock as a result                                                                                     -
      of guaranteed stock prices                (585,247)                                                                  (585,247)
   Accretion of preferred stock dividends                                                                   (1,976,238)       -
   Preferred stock converted                   7,034,931                                                                      -
   Subordinated debt converted                 2,031,892                                                                  2,031,892
   Transfer of Class A preferred stock
       to Class B preferred stock                                                                                             -
   Net loss                                                                                                 (4,493,661)  (4,493,661)
                                              ----------   ----------  -----------  -----------  --------  -----------  -----------

Balance, December 31, 1995                    43,868,329   3,064,933     (497,222)                          (6,217,605)  45,438,575

   Issuance of preferred stock                                                                                           34,188,260
   Issuance of common stock                   51,087,602                            (5,568,266)                          45,519,336
   Discount on 9% subordinated debentures                                                                      236,250      236,250
   Interest on notes receivable from employees                                        (113,685)                            (113,685)
   Stock issuance costs                       (3,353,921)                                                     (531,657)  (3,885,578)
   Purchase and cancellation of stock           (722,744)                                                                  (722,744)
   Unearned compensation in connection                                                                                        -
      with the financial advisory agreements                              234,722                                           234,722
   Warrants issued                                            60,000                                                         60,000
   Adjustment to common stock as a result                                                                                     -
      of guaranteed stock prices                (682,201)                                                                  (682,201)
   Accretion and payment of preferred stock
      dividends                                                                                             (2,969,464)  (1,460,023)
   Accretion of preferred stock discount                                                                                      -
   Preferred stock converted                   3,812,826                                                                      -
   Preferred stock redeemed                                                                                              (6,279,800)
   Subordinated debt converted                 3,052,348                                                                  3,052,348
   Preferred stock converted to                                                                                               -
      subordinated debt                                                                                                  (3,160,500)
   Payment of dividends                                                                                                    (138,455)
   Cancellation of warrants                                 (684,833)     262,500                                          (422,333)
   Net loss                                                                                                (47,632,893) (47,632,893)
                                              ----------   ----------  -----------  -----------  --------  -----------  -----------
Balance, December 31, 1996                   $97,062,239  $2,440,100   $           $(5,681,951)  $        $(57,115,369) $64,231,279
                                              ==========   ==========  ===========  ===========  ========  ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     For the three
                                                                  For the year ended  months ended        For the years ended
                                                                     December 31,     December 31,            September 30,
                                                                         1996             1995             1995          1994
                                                                     -------------    -------------    ------------   -----------
Operating activities:
    Net (loss) income                                                 (47,632,893)     $(4,493,661)    $(3,200,751)    $1,232,079
    Extraordinary item                                                    662,580
    Adjustments to reconcile net (loss) income to
       net cash provided (used) by operating activities
      Cumulative effect of a change in accounting principle                                                706,562
      (Gain) loss associated with development and
       construction division                                             (795,000)         795,000
      Syndication revenue                                                                  (70,000)     (1,050,000)   (1,541,312)
      Equity in net losses (earnings) of limited partnerships              46,287           88,064         (78,891)      (81,826)
      Increase in allowance for doubtful accounts                         853,039           37,954         793,617
      Depreciation and amortization                                     6,220,848        1,293,142       4,572,211     1,762,022
       Amortization of loan costs                                       1,399,796        1,791,720         618,477        76,028
      Deferred income taxes                                             2,205,829       (2,186,850)     (1,811,494)      353,300
      Realized loss on securities                                                                          293,430
      Provision for loss on investments in affiliates                   2,570,000
      Loss (gain) on sales or write-off of property and equipment      (1,129,652)                         146,202        49,317
      Provision for loss on impairment of assets                       22,138,417
     Amortization of warrants                                             234,722          102,778         408,333
      Gain associated with cancellation of warrants                      (422,333)
      Issuance of common stock and warrants in settlement of litigation    60,000          132,964
    Changes in assets and liabilities, net of acquisitions
          Decrease (increase) in accounts receivable                     (802,868)          43,475        (504,351)
          Decrease (increase) in inventory                                306,643          (95,635)       (238,979)
          Decrease (increase) in other assets                             264,737         (465,051)       (844,606)     (298,660)
          Decrease (increase) in advances to limited partnerships                                          425,000      (425,700)
          Decrease (increase) in intangible assets                         13,504                       (2,174,194)     (757,458)
          (Decrease) increase in accounts payable                         925,378          (12,095)       (960,460)      330,349
          (Decrease) increase in accrued expenses                         412,153          511,524        (674,067)      371,718
          (Decrease) increase in income taxes payable                      77,000                         (245,112)      161,700
          ( Decrease) increase in deferred revenue                     (1,856,248)        (587,892)      2,444,140
                                                                     -------------    -------------    ------------   -----------
         Cash provided (used) by operating activities                 (14,248,061)      (3,114,563)     (1,374,933)    1,231,557
                                                                     -------------    -------------    ------------   -----------

Investing activities:
    Purchases of property and equipment                               (14,447,703)      (1,226,199)     (1,224,137)   (2,438,437)
    Proceeds from sales of property and equipment                       3,431,107                        1,600,331       236,870
    Proceeds from sale of securities available for sale                                                  2,665,921
    Increase in notes receivable                                         (435,745)                        (467,972)   (1,003,600)
    Principal payments under notes receivable                             459,110           21,437          66,116
    Decrease (increase) in restricted certificates of deposit           1,925,686          (42,221)     (1,324,708)   (1,587,500)
    Decrease (increase) in restricted cash                              1,150,471           (9,381)     (2,107,165)
    Increase in investments in limited partnerships                   (2,588,786)         (216,628)       (537,106)   (1,827,637)
    Increase in investment in MGPC                                                                                    (3,221,693)
    Increase in securities available for sale                                                                         (2,959,351)
    Purchases of facilities                                            (9,427,340)                     (20,976,284)   10,420,899)
                                                                     -------------    -------------    ------------   -----------
         Cash used in investing activities                            (19,933,200)      (1,472,992)    (22,305,004)   23,222,247)
                                                                     -------------    -------------    ------------   -----------

Financing activities:
    Proceeds from borrowings                                           40,699,206                       15,760,980    14,852,749
    Payments of borrowings                                            (42,495,703)      (1,453,635)    (16,560,733)   11,749,912)
    Increase in debt issuance costs                                    (2,744,033)
    Increase in stock subscription receivable                         (16,076,260)
    Increase in interest on notes receivable from employees              (113,685)
    Proceeds from issuance of convertible
       subordinated debenture                                                                           14,150,000
    Payments on obligation under capital lease                                                                        (2,245,419)
    Issuance of preferred stock                                        34,188,260          500,000      11,500,000
    Redemption of preferred stock                                      (7,398,690)
    Redemption of subordinated debentures                              (8,597,545)
    Issuance of common stock                                           45,519,336                       13,001,386    24,800,000
    Payment of guaranteed stock values                                 (3,018,451)
    Stock issuance costs                                               (3,885,578)         (54,241)     (2,504,664)   (3,254,808)
    Payment of dividends on preferred stock                              (138,455)
    Purchase and cancellation of common stock                            (722,744)         (51,257)     (5,658,027)
                                                                     -------------    -------------    ------------   -----------
         Cash provided (used) by financing activities                  35,215,658       (1,059,133)     29,688,942    22,402,610
                                                                     -------------    -------------    ------------   -----------
Increase (decrease) in cash and cash equivalents                        1,034,397       (5,646,688)      6,009,005       411,920
Cash and cash equivalents, beginning of year                            1,549,338        7,196,026       1,187,021       775,101
                                                                     -------------    -------------    ------------   -----------
Cash and cash equivalents, end of year                               $  2,583,735     $  1,549,338     $ 7,196,026    $1,187,021
                                                                     =============    =============    ============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Mountasia Entertainment International, Inc. (the "Company") owns and operates multi-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC") which generally included several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, video and gamerooms and souvenir concession stands. With the Company's acquisition of Malibu Grand Prix Corporation ("Malibu") in 1994, the Company added a racing component to its FECs. The Company's Malibu Grand Prix FECs generally feature a combination of scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars, miniature golf courses, video arcades, go-kart tracks, batting cages, bumper boats and food service/merchandise facilities.

Change in year end

On January 19, 1996 the Board of Directors approved a change in the Company's fiscal year end from September 30th to December 31st.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenues

Entertainment revenue represents revenue from FECs owned by the Company and is recognized when earned.

Prior to 1996, the Company developed and constructed FECs for limited partnerships. Development and construction revenue from related parties represents the revenue recognized for the preparation of detail design and construction drawings and the construction of facilities for limited partnerships in which the Company owns an interest. Revenue under these construction agreements, exclusive of the percentage interest owned by the Company, was recognized using the percentage-of-completion method measured by the percentage of direct costs incurred to date to estimated total direct costs for the contract. Contract costs include all direct material and labor costs and indirect costs related to contract performance. Separate contracts to construct FECs and subsequently manage the FEC were negotiated simultaneously at rates believed by the Company to be comparable to those which would have been charged by third parties.

In prior years, the Company assisted third parties in raising funds to capitalize limited partnerships which constructed and owned FECs and the Company received a limited partnership interest as compensation for syndication activities performed. The Company recognized syndication revenue upon completion of construction of the FEC (Note 4).

In certain circumstances the Company had entered into agreements with limited partnerships or other entities (the "Entities") to assist in the syndication process and to construct and develop FECs in which the Entities may have a right ("put") to require the Company to purchase the FEC. The existence of a put may expose the Company to future obligations and, therefore, the syndication revenue, was deferred until the put expired or was terminated and there were no future obligations on behalf of the Company.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment securities purchased with an initial maturity of three months or less to be cash equivalents.

Restricted cash

Restricted cash is restricted in accordance with various agreements with insurance carriers.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the lesser of the estimated useful lives of the assets or the term of the lease. Depreciable lives range from two to thirty-nine years and lease terms range from one to twenty-five years. Depreciation is computed using the straight-line method for financial reporting and an accelerated method for income tax purposes.

Debt issuance costs

Costs associated with the issuance of debt are capitalized and amortized using the straight line method which approximates the effective interest method over the term of the related debt.

Intangible assets

Goodwill, which represents the excess of purchase price over the fair value of assets acquired in connection with the acquisitions of various entities, is being amortized over 30 years. Trademarks and organizational costs are capitalized and amortized over 10 and 5 years, respectively.

Investments in and advances to limited partnerships

Investments in limited partnerships are accounted for under the equity method. Under the equity method, the Company adjusts the carrying amount of its investments for its share of the earnings or losses of the limited partnership and reports the earnings or losses in income. Distributions from a limited partnership reduce the carrying amount of the investment.

Environmental reserve

The Company has adopted a policy of providing a reserve for estimated costs of site remediation of its underground storage tanks on a tank by tank basis as soon as a potential liability is reasonably estimable. The Company's reserve is periodically evaluated and adjusted as necessary based on the latest available information.

Net (loss) income per share of common stock

Net (loss) income per share of common stock is computed by dividing net (loss) income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. In loss periods, common stock equivalents are not included in the weighted average number of shares of common stock outstanding because they are anti-dilutive. Any preferred dividends paid or accrued during the year are reflected as an increase in net loss prior to the calculation of net loss per share of common stock.

Restatement

The financial position and results of operations presented in the financial statements and footnotes for the year ended September 30, 1995, the three months ended December 31, 1995, and the unaudited quarters ended March 31, 1996, June 30, 1996, and September 30, 1996 have been restated to give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission ("SEC") at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to certain of the Company's convertible subordinated debenture and preferred stock issuances having "beneficial conversion" features. Such issuances included conversion features which permitted the holders to convert their holdings to common shares at the lesser of a stated fixed price or a fixed discount off of the market price of the common shares when converted.

Under this accounting treatment, the value of the fixed discount (5% or 15% of the respective issuance's face value for each of the Company's issuances) has been reflected in the restated financial statements as additional interest expense in the case of subordinated convertible debentures and as additional preferred dividends in the case of preferred stock issuances and such fixed discount has been accreted through the first possible conversion date of the respective issuance. Additionally, the accretion of the discount between face value and the net proceeds to the Company for issuances of these securities which has been recognized by the Company through the contractual maturity date in the case of the debentures and the expected maturity date in the case of the preferred stock has been adjusted to reflect all such accretion through the first possible conversion date of the respective issuance. The restatement also gives effect to the recognition in the calculation of loss per share of additional preferred dividends during the second and third quarters of 1996 on the Company's Series D Preferred Stock representing accretion of the issuance discount which had not been previously recognized in the calculation of loss per share. None of these restatements had any effect on cash flows of the Company.

The effect of the restatement is summarized below:

                                                         Previously         Effect of
                                                          Reported            Above             Restated
                                                      -----------------  -----------------  ----------------
Year ended September 30, 1995
Net loss                                             $     (2,995,894)  $       (204,857)  $    (3,200,751)
----------------------------------------------------  =================  =================  ================
Net loss applicable to Common Shareholders           $     (3,071,510)  $       (995,574)  $    (4,067,084)
                                                      =================  =================  ================
Loss per Common Share                                $          (0.40)  $          (0.13)  $         (0.53)
                                                      =================  =================  ================
Total shareholders' equity                           $      46,989,109  $       1,070,143  $     48,059,252
                                                      =================  =================  ================

Three months ended December 31, 1995
----------------------------------------------------
Net loss                                             $     (3,568,018)  $       (925,643)  $    (4,493,661)
                                                      =================  =================  ================
Net loss applicable to Common Shareholders           $     (3,798,019)  $     (2,671,880)  $    (6,469,899)
                                                      =================  =================  ================
Loss per Common Share                                $          (0.40)  $          (0.37)  $         (0.77)
                                                      =================  =================  ================
Total shareholders' equity                           $      45,294,075  $         144,500  $     45,438,575
                                                      =================  =================  ================

Three months ended March 31, 1996
Net loss                                             $     (2,175,683)  $          55,874  $    (2,119,809)
----------------------------------------------------  =================  =================  ================
Net loss applicable to Common Shareholders           $     (2,342,555)  $       (180,072)  $    (2,522,627)
                                                      =================  =================  ================
Loss per Common Share                                $          (0.21)  $          (0.02)  $         (0.23)
                                                      =================  =================  ================
Total shareholders' equity                           $      49,395,299  $         200,374  $     49,595,673
                                                      =================  =================  ================

                                                         Previously         Effect of
                                                          Reported            Above             Restated
                                                      -----------------  -----------------  ----------------
Three months ended June 30,1996
----------------------------------------------------
Net loss                                             $     (3,993,639)  $          49,219  $    (3,944,420)
                                                      =================  =================  ================
Net loss applicable to Common Shareholders           $     (4,206,447)  $     (1,557,400)  $    (5,763,847)
                                                      =================  =================  ================
Loss per Common Share                                $          (0.34)  $          (0.12)  $         (0.46)
                                                      =================  =================  ================
Total shareholders' equity                           $      47,741,164  $         249,593  $     47,990,757
                                                      =================  =================  ================

Three months ended September 30, 1996
----------------------------------------------------
Net loss                                             $     (1,986,780)  $          65,552  $    (1,921,228)
                                                      =================  =================  ================
Net loss applicable to Common Shareholders           $     (1,986,780)  $       (681,667)  $    (2,668,447)
                                                      =================  =================  ================
Loss per Common Share                                $          (0.10)  $          (0.05)  $         (0.15)
                                                      =================  =================  ================
Total shareholders' equity                           $      74,853,450  $         551,395  $     75,404,845
                                                      =================  =================  ================

Fair Value of Financial Instruments

The Company estimates that the fair value of its financial instruments, primarily its debt instruments and notes receivable, approximates the instruments' carrying amounts based on the respective instruments' terms and maturities.

Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

During January 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. The effect of adopting this new accounting pronouncement in January 1996 was determined not to be material to the Company's financial position or results of operations (see Note 21).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

2. RECAPITALIZATION

On June 5, 1996, the Company and MEI Holdings, L.P. ("MEI Holdings") entered into an Investment Agreement (the "Investment Agreement") and related documents, including a Warrant and the Standstill Agreement (together with the Investment Agreement, collectively, the "Recapitalization Agreements"). The transactions provided for in the Recapitalization Agreement (the "Recapitalization") were completed on August 28, 1996.

Pursuant to the Recapitalization Agreement, the Company (i) sold 11,727,970 shares of Common Stock to MEI Holdings (45.45% of the then-outstanding shares of Common Stock after giving effect to such issuance and prior to the sale of 2.1 million shares of Common Stock to employees) and (ii) issued to MEI Holdings a Warrant to acquire additional shares of Common Stock (or nonvoting Series F Preferred Stock

("Series F Shares")) automatically upon the occurrence of certain events. In addition, MEI Holdings is entitled to additional Common Stock (or Series F Shares) under certain post-closing adjustment provisions of the Investment Agreement if certain events occur which vary adversely from the parties' valuation assumptions related to MEI Holdings' investment in the Company pursuant to the Investment Agreement.

As a part of the Recapitalization, among other things, (i) the Company obtained the right to require MEI Holdings to invest up to an additional $22.7 million in the Company (the "Company Call Option") and (ii) MEI Holdings agreed, subject to certain conditions, to provide up to an additional $30.0 million to backstop certain future rights offerings. The Company exercised the Company Call Option in December 1996 and subsequently issued 901,774 Series F Shares to MEI Holdings for $22.7 million ($6.7 million of which had been received by the Company as of December 31, 1996, with the remainder of the $22.7 million invested during the first quarter of 1997). The exact number of shares issuable for such $22.7 million investment is subject to adjustment for certain future events.

In November 1996, MEI Holdings provided the capital required for the Company to redeem the $4.6 million aggregate principal amount of the Company's 10% Debentures in exchange for which MEI Holdings received 213,551 shares of Series G Preferred Stock ("Series G Shares"). The number of Series G Shares so received is subject to adjustment, but in no event will any such adjustment result in the number of such Series G Shares being issued at lower than $2.26 (the price at which the 10% Debentures would have been convertible plus $0.01).

Each Series F Share and each Series G Share is convertible into ten shares of Common Stock upon shareholder approval of the conversion thereof and in certain other limited circumstances. Such conversion of Series F Shares and Series G Shares is expected to be considered by shareholders at the Company's annual meeting of shareholders scheduled for April 28, 1997.

3. EXTRAORDINARY ITEM

In September 1995, the Company issued $8,500,000 principal amount of 10% Debentures. During 1996 the 10% Debentures were amended and certain terms modified. In connection with amending certain terms, the Company redeemed 30% of the outstanding balance of its 10% Debentures and its Series B Preferred Stock and the Company exchanged the remaining 70% outstanding balance under the Series B Preferred Stock and its 10% Debentures into newly structured 10% Convertible Subordinated Debentures (the "New 10% Debentures"). The redemption of the 10% Debentures, along with the issuance of the New 10% Debentures, resulted in the Company recognizing a loss on the extinguishment of debt of approximately $663,000 for the redemption premium of 20%, along with the write off of unamortized debt issue costs.

4. CHANGE IN ACCOUNTING PRINCIPLE

Prior to 1996, the Company assisted third parties in raising funds to capitalize limited partnerships which construct and own FECs, and the Company received a limited partnership interest as compensation for syndication activities performed. Prior to October 1, 1994, the Company recognized syndication revenue when minimum cash or other equity was raised as specified in the respective partnership offering circulars and after completion of activities associated with determining the feasibility of a particular entertainment center site, preparing preliminary site designs, and assisting the local general partner in meetings with potential investors. The Company retained significant involvement in limited partnerships that it syndicated for a period of time while it performed the functions of a developer. Its exposure to future costs in that capacity were estimated to be nominal for those syndications that closed prior to October 1, 1994. However, FECs became increasingly more complex as a wider variety of attractions were included in their design. As a result, the Company's continued involvement during the pre-opening period was determined to be greater. Accordingly, the Company believed it was preferable to defer recognition of its syndication fees until completion of the construction of the FEC, rather than recognizing such fees when the syndication had been capitalized through non-refundable equity investments and adopted this change for its fiscal year beginning October 1, 1994.

If this change had been adopted for the year ended September 30, 1994, shareholders' equity would have been reduced by $438,068. If the new method of accounting for syndication fees had been followed during the year ended September 30, 1994 net income would have been reduced by $191,153 or $0.03 per share.

5. ACQUISITIONS

National Entertainment Funding L.P.

On April 3, 1996, the Company entered into Purchase and Sales Agreements with the general and limited partners of National Entertainment Funding L.P. ("NEF") to acquire their partnership interests in NEF which owned three FECs in McAllen, Texas; Henderson, Nevada; and Miami, Florida.

The total consideration paid was as follows:

           Cash                                               $    600,000
           Issuance of 9.1% subordinated debentures             11,422,422
           Assumption of long term debt                          4,427,000
           Net liabilities assumed                               2,272,000
                                                               ============
                                                              $ 18,721,422
                                                               ============

The acquisition was accounted for under the purchase method of accounting and accordingly, the Company allocated its total purchase price to the assets acquired based upon their estimated fair values.

The financial data below combines the Company's Consolidated Statements of Operations with the financial statements of NEF as if such acquisition had occurred at the beginning of each period presented (unaudited, in thousands, except per share amounts).

                                                                                          For the year
                                                                  For the three              ended
                                         For the year ended       months ended            September 30,
                                         December 31, 1996      December 31, 1995             1995
                                         --------------------  --------------------   --------------------
Operating revenues                      $             39,794  $              7,490   $             43,645
                                         ====================  ====================   ====================

Income before extraordinary item        $           (47,574)  $            (4,943)   $            (5,960)
                                         ====================  ====================   ====================

Net loss per share of common stock      $             (2.94)  $             (0.83)   $             (0.77)
                                         ====================  ====================   ====================

In January 1996, the Company entered into an Asset Purchase Agreement, which was completed in November 1996, to acquire the remaining partnership interests which the Company did not own in Mountasia of Willowbrook, L.P. ("Willowbrook"). Additionally, in November 1996, the Company entered into an Asset Purchase Agreement with Mountasia Family Funn Centers of Columbus, L.P. ("Columbus") to acquire the remaining partnership interests which the Company did not own. The purchase price for Willowbrook and Columbus was comprised of cash of $5,738,000 and $3,099,000, respectively, and assumption of net liabilities of $73,000 and $538,000, respectively.

The Company leased the Willowbrook and Columbus FECs from January 1996 through the purchase date for approximately $576,000 and $310,000, respectively.

Pre 1996 Acquisitions

Malibu Grand Prix Corporation

In November 1994, the Company consummated a Stock Purchase Agreement (the "Stock Purchase Agreement") with MGP Holdings, Inc. to purchase 100% of the issued and outstanding stock of Malibu Grand Prix Corporation (the "Malibu Acquisition") including all of the issued and outstanding stock of its subsidiaries. As a result of the Malibu Acquisition, the Company acquired the following: (i) ownership of Malibu's 21 Grand Prix Centers located in California, Texas, Florida, Arizona, Oregon, Kansas, Colorado and New Jersey; (ii) all rights of Malibu as a licenser or joint venturer of amusement center facilities in Japan, Taiwan, Canada and Portugal, and all other countries, except for certain rights relating to Mexico; (iii) the Malibu production facility, and (iv) all tradenames, trademarks, service marks, copyrights and licenses, including names or the marks "Malibu Grand Prix", "Virage", "Grand-Virage", Mini-Virage" and "Malibu Sprint Car".

The total cost of the Malibu Acquisition was

           Cash                                    $    22,218,000
           Liabilities assumed                           6,715,500
           Value of options                                900,000
           Deferred tax liability                          921,600
           Acquisition costs                             1,980,000
                                                   ===============
                                                   $    32,735,100
                                                   ===============

Additionally, the Company has granted MGP Holdings, Inc., an option to acquire at any time for a period of five years from November 15, 1994, 200,000 Common Shares at $12.00 per share. The value of the options included in the purchase price was determined using an independent third party appraisal.

From December 1993 through September 1994, the Company purchased six FECs from various entities. The consideration paid was comprised of cash, Common Stock with a guaranteed value ranging from $16.00 per share to $23.50 per share, and assumption of certain liabilities.

All of the pre 1996 acquisitions discussed above have been accounted for by the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair value at the dates of acquisition. All of the acquisitions have been recorded using the guaranteed future value of the common stock. The fair market value of the assets utilized in the allocation of the purchase prices has been determined by appraisals from independent third parties and amounts derived from historical data. The results of operations from each of the acquired FECs have been included in the Consolidated Statement of Operations, commencing upon the respective dates of the acquisitions.

6. RELATED PARTY TRANSACTIONS

In January 1996, the Company entered into employment agreements with L. Scott Demerau and Julia E. Demerau, its then largest shareholders, in which Scott and Julia Demerau received 350,000 and 150,000 stock options, respectively. In connection with the Recapitalization, the Company purchased the stock options for $100,000 and $50,000, respectively.

During 1994, two limited partnerships which are shareholders of the Company and a then principal shareholder and director of the Company formed Brass Ring II, L.L.C. ("Brass Ring II"), a Georgia limited liability company. Brass Ring II purchased 2.8% of the limited partnership interests in the Mountasia FunCenter developed in Santa Clarita, California, 18.5% of the limited partnership interests in the Mountasia FunCenter in Columbus, Ohio, 5.8% of the limited partnership interests in the Mountasia FunCenter in Willowbrook, Texas and 4.5% of the limited partnership interests in the Mountasia FunCenter in North Richland Hills, Texas. Additionally, in 1994, Brass Ring II entered into a limited partnership agreement with the Company for the construction of enhancements to the infrastructure of the Willowbrook FEC in order to construct additional amenities (i.e., Virage(R) track or skating rink) adjacent to the Mountasia FunCenter in Willowbrook, Texas in which the Company received a 17.5% ownership interest. In fiscal 1994, the Company recognized $192,500 of syndication revenue and $134,078 of construction and development revenue.

In October 1995, the Company purchased Brass Ring II's rights arising out of the enhancements to the infrastructure for $1,090,000 in anticipation of the purchase of the Willowbrook FEC (Note 5). During 1996, the Company purchased the assets of Brass Ring II for a total purchase price of $2,109,375. The purchase price consisted of cash of $1.5 million and 325,000 Common Shares valued at $609,375.

 In 1995, the Company entered into two strategic alliance agreements with related parties. Under the strategic alliance agreements the Company granted rights to third parties to build, own and construct FECs domestically and internationally. The entities which entered into the international and domestic agreements was owned 20% and 50%, respectively, by a relative of the Company's former President and Chief Executive Officer. In return for granting these rights the Company received cash of $2,500,000 which was recorded as deferred revenue at September 30, 1995. In addition to deferring the revenue, the Company also deferred related costs of approximately $644,000. During the year ended December 31, 1996 the Company terminated the strategic alliance agreements and recognized a loss of approximately $1,006,000.

The Company leases a FunCenter in Montgomery, Alabama from an affiliated limited partnership. The lease provides for monthly payments of $1,250 and 5% of net revenues to be paid over the lease term of ten years. Total rental expense paid to the affiliated partnership during the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994 was approximately $26,000, $4,600, $27,000 and $35,100, respectively.

Under the terms of the Montgomery, Alabama lease agreement, the limited partnership may require the Company to purchase the facility for a number of shares of the Company's common stock as provided below:

                                                           Number
                                                           of shares
                                                           ---------

                  April 1995 through September 1997        36,575
                  October 1997 through March 2000          43,890
                  April 2000 through October 2002          51,205

7. NOTES RECEIVABLE

Notes receivable are summarized as follows:

                                                   December 31,    September 30,
                                                      1996             1995
                                                   -----------      -----------
Related Parties
Note receivable from MFG of Greenville,
  L.P., interest at 6%, unsecured; paid in
  February 1997                                    $   116,600      $   116,600
Note receivable from Mountasia of Colorado
  Springs, L.P., interest at 10%, due in
  March 2005, unsecured                                 50,000           50,000
Notes receivable from NEF, included in NEF
  purchase price                                          --            903,856

Other
Note receivable from Swingtime, Inc., interest
  at 9.5%; due in May 1998, secured by real
  and personal property                                327,951          355,000
Notes receivable from an individual, interest
  at 12%; due on demand, unsecured                      30,000           30,000
                                                   -----------      -----------
                                                       524,551        1,455,456
Less:  Current portion                                (172,284)        (393,069)
                                                   -----------      -----------
                                                       352,267        1,062,387
Less:  Reserve for uncollectible notes
  receivable                                           (80,000)            --
                                                   -----------      -----------
                                                   $   272,267      $ 1,062,387
                                                   ===========      ===========

Future aggregate receipts of notes receivable are due as follows:

                           Year ending
                           December 31,

                                1997             $ 172,284
                                1998               302,267
                                1999                  -
                                2000                  -
                                2001                50,000
                                                  ---------
                                                 $ 524,551
                                                  =========

8. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                December 31,       September 30,
                                                   1996               1995
                                                ------------       ------------

Land                                            $ 27,188,146       $ 22,327,216
Miniature golf courses and clubhouses             52,740,049         48,870,704
Equipment                                          2,226,917          1,556,999
Games                                              8,246,648          5,829,674
Transportation equipment                              38,171             38,171
Construction in progress                           3,982,037             59,644
                                                ------------       ------------
                                                  94,421,968         78,682,408
Less:  Accumulated depreciation                   (8,937,810)        (7,797,823)
                                                ------------       ------------
                                                $ 85,484,158       $ 70,884,585
                                                ============       ============

See footnote 21 where certain fourth quarter charges are discussed.

9. INVESTMENTS IN AND TRANSACTIONS WITH LIMITED PARTNERSHIPS

Prior to 1996, when the Company assisted third parties in raising funds to capitalize limited partnerships which constructed and owned FECs, the Company received a limited partnership interest as compensation for syndication activities performed. Effective October 1, 1994, syndication revenue is recognized upon completion of construction of the FEC. Prior to October 1, 1994, syndication revenue was recognized when minimum cash and other equity was raised and certain services were performed by the Company for the limited partnership which would run and construct the FEC. Separate contracts to construct and design the entertainment center and subsequently manage the facility under the Company name were usually negotiated simultaneously at rates deemed by the Company to be comparable to those which would be charged by third parties (Notes 1 and 4).

During fiscal year 1994, the Company assisted with the raising of capital for the NEF partnership and received fees of $550,000 for performing certain syndication activities. The recognition of those syndication fees was deferred, along with the related syndication costs of approximately $386,000, since the NEF general partners held a put. The terms of the NEF Partnership Agreement require a unanimous vote of the general partners in order to exercise the put. In April 1995, two of NEF's three general partners entered into an agreement with each other and the Company in which they irrevocably agreed not to exercise or seek enforcement of the put. Therefore, as the Company did not have any future obligations or risk related to NEF, the related net syndication fee of $164,000 was recognized during fiscal 1995.

Under the terms of the Formation Agreement with NEF, the Company was to build and operate FECs in various locations, including Kendall, Florida, a suburb of Miami. The Formation Agreement provided NEF with the right to purchase any Company facility located within a specified radius of a proposed facility. In connection with the Malibu Acquisition, the Company acquired a facility within the specified radius of NEF's proposed facility in Kendall, Florida (the "Miami Facility"). In December 1994, NEF exercised its right under the agreement to purchase the Miami facility. NEF purchased the improvements, but not the land, at the Miami Facility for its net book value, and fair value of $1,250,000. In connection with the Company's agreement to cancel NEF's obligation to fund the construction of a FEC in Kendall, Florida, the Company and NEF executed an agreement providing for a fee of $1,250,000 which was recognized as income for the year ended September

30, 1995, net of the Company's ownership percentage. In August 1996 the Company purchased the general and limited partnership interests in NEF (Note 5).

The Company charges fees for the management and operation of certain FECs in which the Company has ownership interests. Management fees for the year ended December 31, 1996, the three month period ended December 31, 1995 and the years ended September 30, 1995 and 1994 were $153,000, $74,000, $347,000, and $90,000, respectively.

The Company has entered into game revenue sharing agreements with limited partnerships in which the Company purchases games for the limited partnerships' use and receives 40-50% of total game revenue. Total game sharing revenue recognized for the year ended December 31, 1996, the three month period ended December 31, 1995 and the years ended September 30, 1995 and 1994 was approximately $209,000, $134,000, $370,000 and $31,500, respectively.

During the year ended December 31, 1996, the Company adjusted the carrying value of its investments in limited partnerships which resulted in a writedown of its investments by $2,570,000.

10. INTANGIBLE ASSETS

Intangible assets are summarized as follows:

                                                   December 31,    September 30,
                                                      1996             1995
                                                   -----------      -----------

Goodwill                                           $ 2,856,903      $ 4,432,952
Trademark, organizational costs and other
  predevelopment costs                                  18,750          527,795
                                                   -----------      -----------
                                                     2,875,653        4,960,747
Less:  Accumulated amortization                       (267,045)        (461,971)
                                                   -----------      -----------
                                                   $ 2,608,608      $ 4,498,776
                                                   ===========      ===========

During 1996, the Company wrote down certain assets in accordance with Statement of Financial Accounting Standards No. 121, including goodwill of $8,596,000 (Note 21).

11. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                  December 31,     September 30,
                                                      1996            1995
                                                   ----------      ----------

Insurance                                          $  954,854      $  937,259
Interest                                              404,365         619,162
Payroll and related expenses                          971,814         483,834
Property taxes                                        149,104         928,315
Sales tax                                             962,626         447,697
Environmental                                         276,067         279,568
Deferred revenue                                         --           328,010
Accrued rent                                          722,903         715,261
Accrued legal                                         322,510         300,000
Other                                               1,013,464         707,306
                                                   ----------      ----------
                                                   $5,777,707      $5,746,412
                                                   ==========      ==========

12. LINE OF CREDIT AND TERM LOAN REVOLVER

In 1996 the Company entered into a loan agreement ("Senior Credit Facility") with a leading U.S. based financial institution to provide $20 million in senior secured credit facilities. The Senior Credit Facility is comprised of a $12.5 million senior secured term loan and a $7.5 million senior secured revolving credit facility. Each credit facility matures in August 2001 with no interim principal amortization. The credit facilities are secured by substantially all of the Company's assets and bear interest at a floating reference rate plus 1.5%. At December 31, 1996 the outstanding balance under the term loan and revolver was $12,500,000 and $7,250,053, respectively.

The Company is required to maintain affirmative covenants regarding among other things, the maintenance of certain financial ratios and net worth. At December 31, 1996 the Company was in compliance with the various covenants or had obtained waivers of noncompliance.

13. NOTES PAYABLE

Notes payable are summarized as follows:

                                                          December 31,      September 30,
                                                             1996              1995
                                                          ------------      ------------
Mortgage notes bearing interest at prime plus 2.75%
      to 11.5%, weighted average interest rate of 11%
      and 12%, respectively, payable in various
      monthly installments of principal and interest
      and balloon payments through 2016; secured by
      land and miniature golf courses                     $  1,847,844      $  1,999,530

Notes payable to financial institutions bearing
      interest at rates ranging from 8% to 10%,
      weighted average interest rate of 10% and 9%,
      respectively, with various maturity dates
      through 2000; secured by land, miniature golf
      courses and equipment, intangibles, and the
      guarantee of certain shareholders                      2,007,173         2,981,160

Note payable to a former shareholder                         3,053,925         3,474,537

Notes payable to partnership in connection with the
      purchase of the Houston FEC, paid in 1996                                1,891,611

Note payable to individual issued in connection
       with the Spartanburg FEC, paid in 1996                                  2,620,000
                                                          ------------      ------------
                                                             6,908,942        12,966,838
Less:  Current portion                                      (1,120,467)       (5,912,788)
                                                          ------------      ------------
                                                          $  5,788,475      $  7,054,050
                                                          ============      ============

         Future maturities of notes payable are as follows:

                               Year ending
                              December 31,
                              ------------

                                   1997              $1,120,467
                                   1998                 986,115
                                   1999                 827,672
                                   2000                 478,834
                                   2001                 408,589
                                   Thereafter         3,087,265
                                                      ==========
                                                     $6,908,942
                                                      ==========

The note payable to a former shareholder represents a note which bears interest at 8% per annum. Under the terms of the note agreement, the Company is required to remit all excess cash flow of certain FECs to the note holder and has guaranteed a minimum principal and interest payment of $500,000 annually, less any capital improvements made to these FECs. Under the terms of the note agreement, principal will be reduced by 15% of capital improvements to the facilities. Under the terms of the note agreement, certain shareholders must own an aggregate of 750,000 Common Shares. In the event that such persons fail to continue to own 750,000 Common Shares, the former shareholder may accelerate payment of the note to a five-year term.

14. SUBORDINATED DEBENTURES

At December 31, 1996 there are two issues of Convertible Subordinated Debentures ("Converts") outstanding with an aggregate principal balance of $16,521,422. Each of the Converts is convertible at market prices determined with reference to the date of notice of conversion and subject to maximum conversion prices ranging from $3.50 to $5.00 per share. The terms of the Converts are summarized below.

9% and 9.1% Convertible Subordinated Debentures

In November 1994, in connection with the Malibu Acquisition, the Company issued $5,650,000 9% Debentures in connection with a Regulation S filing. In August 1996, the 9% Debenture holders waived certain past defaults of financial covenants with respect to its 9% Debentures. Additionally, the Company amended certain terms such that the 9% Debentures are convertible into Common Shares after February 1, 1997 at the lesser of (i) $4.50 per share or (ii) 95% of the average closing bid price for the Common Stock as determined under the terms of the debentures except for $925,000 aggregate principal amount which are convertible at the last reported sales price for Common Shares for the three trading days prior to the Company's receipt of notice of conversion. The 9% Debenture holders are able to convert 25% of the principal balance currently and can convert the remaining 75% after February 1, 1997, with a mandatory conversion on August 1, 1997. Subsequent to year end, $4,249,000 aggregate principal amount of the 9% Debentures were purchased by MEI Holdings in connection with a tender offer.

In connection with the purchase of NEF, the Company issued $11,422,422 of 9.1% Debentures. The 9.1% Debentures were convertible into common stock after April 4, 1997 at a conversion price equal to the lower of (i) the market price, as defined, and (ii) $5.00. Subsequent to year end $11,422,322 principal amount of the 9.1% Debentures were purchased by MEI Holdings in connection with a tender offer.

In February 1997, the 9% and 9.1% Debentures purchased in the tender offer were presented to the Company for conversion into 447,752 Series F Shares (Note 22).

Other

In fiscal year 1995, the Company issued $750,000 of 6% convertible subordinated debentures which were converted into 122,859 Common Shares in September 1995 at an average conversion price of $6.10.

15. INCOME TAXES

The Company's benefit (provision) for income taxes is as follows:

                                       For the year        For the three              For the years ended
                                          ended            months ended        -------------------------------
                                       December 31,        December 31,        September 30,       September 30,
                                          1996                1995               1995                 1994
                                       -----------         -----------         -----------         -----------
Federal and state taxes-current        $    11,584         $   (51,667)        $  (232,483)        $  (351,693)
Deferred income taxes                   (2,195,941)          2,743,962           1,543,000            (353,300)
                                       -----------         -----------         -----------         -----------
Benefit (provision) for income
  taxes                                $(2,184,357)        $ 2,692,295         $ 1,310,517         $  (704,993)
                                       ===========         ===========         ===========         ===========

Deferred income taxes related to equity in net earnings of limited partnerships is $-0-, $31,000 $29,980 and $50,152 for the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994, respectively.

As of December 31, 1996, the Company has a tax net operating loss carryforward of approximately $43,071,000 for income tax purposes which expires in 2006-2010. The net operating loss primarily is a result of the use of an accelerated method of depreciation related to fixed assets, the fourth quarter charges detailed in footnote 21 and other losses from operations during 1996. If there is a significant change in ownership, there are certain limitations that could be imposed by the Internal Revenue Code regarding the amount of carryforwards that may be utilized each year. The Company also has available alternative minimum tax credit carryforwards of approximately $292,000, which may be used to offset future regular income tax.

Significant components of the Company's deferred income tax liabilities are as follows:

                                                    December 31,   September 30,
                                                      1996             1995
                                                   ------------     -----------
Deferred tax liabilities:
  Depreciation                                     $  6,395,204     $ 2,338,586
  Syndication revenue                                 1,235,190       1,235,190
  Other                                                 167,986         516,766
                                                   ------------     -----------
  Gross deferred tax liabilities                      7,798,380       4,090,542

Deferred tax assets:
  Net operating loss carryforward                   (16,367,083)     (1,242,268)
  Strategic alliance fees                                  --          (760,000)
  Equity in net earnings of limited partnerships       (696,640)       (880,733)
  Minimum tax credit carryforward                      (292,060)       (293,716)
  Loss on impairment of assets                       (8,412,598)           --
  Other                                              (1,494,680)       (365,804)
                                                   ------------     -----------
  Gross deferred tax assets                         (27,263,061)     (3,542,521)
                                                                    -----------
                                                                    -----------
                                                    (19,464,681)        548,021

Less:  Valuation adjustment (footnote 21)            19,464,681            --
                                                   ============     ===========
                                                   $        -0-     $   548,021
                                                   ============     ===========

16. SHAREHOLDERS' EQUITY

Common Stock

In August 1996, the Company was recapitalized by MEI Holdings in which MEI Holdings exchanged $40.0 million for 11,727,970 Common Shares (Note 2).

In prior years the Company entered into purchase transactions for FECs in which the Company issued common stock as partial consideration and guaranteed to the respective seller(s) that the aggregate market value of the common stock would have a certain value, as defined, on specified future dates. During 1996 the Company settled two stock guarantees by purchasing the originally issued 131,237 shares at the aggregate guaranteed purchase price of $3,018,451. At December 31,1996, the Company had one remaining stock price guarantee which was settled in February 1997.

During the periods ended December 31, 1996 and 1995, the Company converted $3,042,894 and $1,981,666 of the 10% Debentures into 991,286 and 496,842 Common
Shares, respectively. Additionally, during the periods ended December 31, 1996 and 1995, the Company converted $3,497,126 and $7,034,931, including accrued dividends, of Series A Preferred Stock and Series D Preferred Stock into 1,424,939 and 1,723,893 Common Shares, respectively.

During the periods ended December 31, 1996 and 1995 and September 30, 1995, the Company purchased and canceled 347,102; 10,000; and 58,520 shares of outstanding common stock. During fiscal 1995, the Company accepted and canceled 83,275 Common Shares from two principal shareholders as satisfaction of an outstanding note receivable of $594,582. The total price per share of common stock was calculated as 90% of the average closing market price, as defined.

During fiscal 1995, the Company increased the purchase price of the East Cobb FunCenter acquired in December 1993 by issuing 6,521 Common Shares at $7.75 per share with an aggregate fair market value of $50,538.

Preferred Stock

The Company's Articles of Incorporation, as amended, authorized the issuance of up to 6,000,000 shares of preferred stock, no par value with such designations, rights and preferences as may be determined by the Board of Directors.

Series A Preferred Stock

In September 1995, two thousand (2,000) of the 6,000,000 authorized shares of Preferred Stock were designated Series A Non-Voting Preferred Stock ("Series A Preferred Stock") of which the Company issued 1,150 shares for cash proceeds of $10,637,500. At December 31, 1996 and 1995 the holders of the Series A Preferred Stock converted $310,126 and $7,034,931, including accrued dividends, into 93,572 and 1,723,893 Common Shares, respectively. In connection with the issuance of the Preferred Stock, the Company issued warrants to the underwriter to purchase 111,034 Common Shares at $8.70 per share as compensation for investment services. The warrants expire in September 2000. The warrants were valued at $215,000 using an independent third party appraisal and were accounted for as a stock issuance cost.

In December 1995 the Company entered into an agreement with certain of the holders of $4,300,000 aggregate principal amount of the Series A Preferred Stock in which the holders agreed to extend the conversion date in return for a reduction of the fixed conversion price to $5.125. In connection with the above change in the conversion price, the Series A Preferred Stock was converted into Series B Preferred Stock.

Series B Preferred Stock

In December 1995, the Company's Board of Directors designated 2,000 shares of Preferred Stock as convertible, non-voting Series B Preferred Stock (the "Series B Preferred Stock"). As discussed above, the Series B Preferred Stock was issued in exchange for the holder's Series A Preferred Stock. There were no conversions of Series B Preferred Stock into common stock. However, in July 1996 the Company redeemed 30% of the outstanding balance and exchanged the remaining 70% of the outstanding balance into a New 10% Debenture (Note 3).

Series C Preferred Stock

In December 1995 the Company's Board of Directors designated 1000 shares of Preferred Stock as Series C Nonvoting Convertible Preferred Stock (the "Series C Preferred Stock"). The Company issued 500 shares of Series C Preferred Stock for $500,000. In 1996, the Company redeemed the 500 shares for the face value plus a 13% preferred dividend.

Series D Preferred Stock

During 1996 the Company's Board of Directors designated 20,000 shares of the Company's Preferred Stock as Series D Preferred Stock (the "Series D Preferred Stock"). During 1996 the Company issued 8,027 of Series D Preferred Stock with a face value of $7,928,000 for $6,662,000. The Series D Preferred Stock was convertible into the number of Common Shares equal to the Series D Original Issue Price, divided by the lesser of (i) $6.00 or (ii) the average closing bid price, as defined, for the five trading days immediately preceding the date the Series D Preferred Stock is converted (the "Series D Conversion

Price"). The holders of the Series D Preferred Stock received dividends of 4%. During 1996 $4,023,500 of the Series D Preferred Stock was redeemed and $3,187,000 was converted into 1,331,367 Common Shares.

Series F Preferred Stock

During 1996, the Company's Board of Directors designated 2,700,000 shares of the Company's Preferred Stock as Series F Preferred Stock. Series F Shares are convertible into Common Shares after Shareholder Approval is given or under certain other circumstances. The terms of the Series F Shares were structured so that Series F Shares are substantially equivalent (except as to voting) to Common Shares. Accordingly, the holders of the Series F Shares will be entitled when, as and if declared by the Board, to dividends or other distributions payable or distributable on the date on which dividends or other distributions are so payable or distributable on or in respect of Common Shares, in an amount per Series F Share equal to the aggregate per share amount of all cash dividends and the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, declared on the Common Shares. If the Company declares any dividend or other distribution on Common Shares payable in Common Shares or any other capital stock of the Company having the right to vote in the election of directors on a regular basis ("Other Voting Shares"), then in each such case where Common Shares would have been payable, each holder of Series F Shares will be entitled to receive a number of additional Series F Shares equal to the number of Common Shares such holder would have received if all of such holder's Series F Shares had been converted into Common Shares, and in each such case where shares of Other Voting Shares would have been payable, each holder of Series F Shares will be entitled to receive such number of shares of any series or class of Company shares as provides such holder all of the relative rights, preferences and powers, except voting rights, that the holder would have received as a holder of Common Shares if all of such holder's Series F Shares had been converted into Common Shares. Subject to the prior and superior rights of the holders of any shares of any senior preferred stock, if the Company subdivides the outstanding Common Shares into a greater number of shares or combines the outstanding Common Shares into a reduced number of shares, then in each case the outstanding Series F Shares will also be subdivided or combined in the same proportion so that each Series F Share continues to be entitled to ten times the amount of dividends and distributions as each Common Share.

Series G Preferred Stock

During 1996, the Company's Board of Directors designated 213,551 shares of the Company's Preferred Stock as Series G Preferred Stock. The Series G Shares are
(i) nonvoting, (ii) have a liquidation preference equal to the amount received by the Company for their issuance, (iii) have a dividend rate of 7% per annum with unpaid dividends to accrue but be payable only at such time as dividends are declared and paid on the Common Shares, and (iv) are not convertible into Common Shares unless and until Shareholder Approval is given. Dividends accrued but not declared will be lost upon conversion of the Series G Shares into Common Shares.

If Shareholder Approval is given, the holders of Series G Shares will have the right to convert Series G Shares into Common Shares. Regardless of whether Shareholder Approval has been given holders of Series G Shares will have the right at any time to convert each Series G Share into Common Shares.

Management Incentive Plan

In September 1996 the Company sold 2,093,333 shares (the "Management Shares") of Common Stock at a per share price equal to $2.6625 per share, for an aggregate note receivable of $5,568,266, which price was the average of the closing prices of the common stock for the 10 trading days immediately preceding the sale to the participants in the Incentive Plan. Those persons eligible to participate in the Incentive Plan are key employees designated by the Compensation Committee of the Board of Directors. In order to participate in the Incentive Plan the participants surrendered all options to acquire Common Shares.

Initially, all Management Shares are restricted such that they are not subject to alienation or transfer by the participant and are subject to the Company's repurchase option as set forth below. The Management Shares "vest", thereby becoming unrestricted shares, at a rate of 1/48th per month, provided the participant remains in the continuous full time employment of the Company. If a participant's employment with the Company is terminated within five years of the acquisition of such shares, the Company has the right to repurchase from the participant, and the participant has the right to sell to the Company, all of the participant's Management Shares which have not vested. If the participant is terminated without cause, the per share purchase price to be paid by the Company upon such repurchase will be equal to the initial per share purchase price of such shares (plus accrued interest). If the participant is terminated with cause or voluntarily terminates his or her own employment, the per share purchase price to be paid by the Company upon such repurchase will be equal to the lesser of (i) the average of the closing price on the principal securities market on which the common stock is then included for each of the 15 trading days immediately preceding the date on which the participant's employment is terminated and (ii) the initial purchase price for such shares (plus accrued interest).

To finance the purchase of the Management Shares, the Company made available to each participant a five year recourse loan bearing interest initially at 7.0% per annum and escalating to 8.5% annum secured by the Common Shares acquired thereby. If a participant's employment with the Company is terminated within five years of the acquisition of such shares, or if the participant otherwise defaults on the loan, then the entire balance due under such participant's financing becomes due and payable.

To secure payment of the loan, each participant entered into a pledge agreement with the Company pursuant to which all of the Management Shares acquired by the participants have been pledged to the Company. The Management Shares will be released from pledge upon payment in full of the entire amount due under the loan.

Common Stock Options

On September 3, 1993, the Company adopted the Mountasia 1993 Incentive Stock Option Plan (the Plan). The Plan was amended during fiscal 1995 and provides for the issuance of options covering up to 1,250,000 Common Shares (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the Plan to employees, officers or directors of, and consultants and advisors to the Company. All options are issued at fair market value at the date of grant; thus no compensation expense has been recorded during the year ended December 31, 1996, the three month period ended December 31, 1995 and the years ended September 30, 1995 and 1994. Activity under the Plan during the three year period ended December 31, 1996 is as follows:

                                                  Number o         Range of
                                                   Options       Option Price
                                                  ----------    --------------

Balance, September 30, 1994                         121,100         $8.00
  Options issued                                     32,400     $7.25 - $12.50
  Options expired or terminated                     (14,700)        $8.00
                                                  ---------
Balance, September 30, 1995                         138,800
  Options issued                                    100,000         $9.00
  Options expired or terminated                      (6,700)        $8.00
                                                  ---------
Balance, December 31, 1995                          232,100
  Options issued                                       --
  Options expired or terminated                    (206,400)     $8.00-$9.00
                                                  ---------
Balance, December 31, 1996                           25,700
                                                  =========

The options expire five to ten years from the date of grant.

In September 1993, the Company adopted the 1993 Nonemployee Director Stock Option Plan (the Director Plan), which was amended during the year ended September 30, 1995, and reserved 250,000 Common Shares for issuance thereunder. The Director Plan provides for the grant of nonqualified stock options to purchase Common Shares to directors who are not employees of the Company. All options are issued at fair market value at the date of grant and vest immediately. Additionally, each Nonemployee Director who was serving on January 31, 1995 was granted an option to purchase 25,000 Common Shares, which vest, if and only if, the fair market value of a share on January 31, 1996 exceeds 200% of the fair market value of a share on January 15, 1995 or in the event that this does not occur, if the fair market value of a share on January 31, 1997 exceeds 300% of the fair market value of a share on January 15, 1995. The options expire 10 years from the date of grant. However, subsequent to January 31, 1997 the options to purchase the 25,000 Common Shares expired.

Activity under the Director Plan during the three year period ended December 31, 1996 is as follows:

                                                 Number of          Range of
                                                  Options         Option Price
                                               --------------   ----------------

Balance, September 30, 1994                           3,000       $7.36-$10.87
  Options issued                                    170,000      $7.53 - $7.76
                                               -------------
Balance, September 30, 1995                         173,000
  Options issued                                        -
  Options expired or terminated                     (30,000)         $7.76
                                               -------------
Balance, December 31, 1995                          143,000
  Options issued                                     25,000          $2.60
  Options expired or terminated                         -
                                               -------------
Balance, December 31, 1996                          168,000
                                               =============

In conjunction with the purchase of Malibu Grand Prix Corporation (Note 5), the Company granted MGP Holdings, Inc., or its nominee, an option to acquire, for a period of five years from November 15, 1994, 200,000 Common Shares at $12.00 per share. No options have been exercised at December 31, 1996.

The Company adopted Statement of Financial Accounting Standards No. 123 during 1996. The Company has chosen the method of adoption whereby the previous method of accounting (Accounting Principles Board Opinion No. 25) is followed for financial statement purposes and the proforma effect of valuing options at fair value is presented in the footnotes to the financial statements. The effect of implementing this statement was not material to the results of operations or loss per share.

Warrants

In connection with the issuance of the 10% Debentures in September 1995, the Company issued warrants to purchase 82,069 and 111,034 Common Shares at $8.70 per share to the underwriter as compensation for investment services. The warrants expire in September 2000. In connection with the amendments to the 10% Debentures and the Preferred A Stock the Company reduced the exercise price on 79,607 of the warrants to $5.125.

In calendar year 1995, the Company entered into two financial advisory agreements with investment firms for a specific period of time. As consideration for their retention, the Company issued to the investment firms warrants to purchase Common Stock. The warrants were valued and expensed over the terms of the financial advisory agreements. During 1996 the Company terminated the financial advisory agreements and the investment firms returned the warrants. The Company recognized a gain of approximately $422,000 related to the warrants value which had previously been expensed.

During fiscal 1995, the underwriter received an additional 50,000 warrants in connection with the issuance of common stock and subordinated debentures under a Regulation S filing. The warrants allow the underwriter to purchase 50,000 Common Shares at $9.25 per share and expire in November 1998.

17. COMMITMENTS AND CONTINGENCIES

The Company leases its office and operating facilities and certain equipment under operating leases. Additionally, the Company has various operating leases which require the payment of a percentage of gross revenues to the lessor. The following schedule summarizes the future minimum lease payments required, excluding percentage rents, under noncancelable operating leases:

                    Year ending
                    December 31,
                    ------------

                       1997                 $  3,737,100
                       1998                    3,468,000
                       1999                    2,608,800
                       2000                    1,459,800
                       2001                    1,766,800
                       Thereafter              7,505,200
                                              ==========
                                            $ 20,545,700
                                              ==========

Rental expense totaled approximately $5,202,000, $1,030,000, $3,449,000, and $267,500 for the year ended December 31, 1996, the three month period ended December 31, 1995 and the years ended September 30, 1995 and 1994, respectively.

The Company is a guarantor on an outstanding loan for a limited partnership. In the event the limited partnership defaults under the debt, the Company is required to purchase the loan from the bank. At December 31, 1996, the outstanding balance under the loan $1,883,000.

18. SUPPLEMENTAL CASH FLOW INFORMATION

The Company purchased all of the assets and assumed certain liabilities of NEF, Willowbrook, and Columbus FECs in 1996. Additionally, the Company purchased the partnership interests in NEF that it did not already own. In 1995, the Company purchased the stock of Malibu. In conjunction with the acquisitions, liabilities were assumed as follows:
                                                    1996             1995
                                                Acquisitions     Acquisitions
                                                ------------     ------------
Fair value of assets acquired                   $ 22,273,500     $ 32,735,100
Excess of purchase price over fair
  value of assets acquired                         7,246,000             --
Cash                                              (9,437,000)     (24,198,000)
Assumption of long term debt                      (4,427,000)            --
Issuance of 9.1% Subordinated Debentures         (11,422,422)            --
Basis carryover                                   (1,326,500)            --
Value of Options                                        --           (900,000)
Deferred tax liabilities                                --           (921,000)
                                                ------------     ------------
Liabilities assumed                             $  2,906,578     $  6,716,100
                                                ============     ============

During fiscal year 1994, the Company assisted with the raising of capital for NEF and received fees totaling $550,000 for performing certain syndication activities. The Company deferred the recognition of these syndication fees, along with the related syndication costs of approximately $386,000. The Company recognized the net syndication income of approximately $164,000 during fiscal 1995. In connection with the formation of NEF, the Company issued to certain affiliates of NEF's general partners warrants (having a value of $300,000) to purchase 122,500 Common Shares in return for the affiliates providing certain financial consulting services to the Company. The Company recognized the warrant expense in fiscal 1995.

During fiscal 1995, the Company issued 29,630 Common Shares with an aggregate value of $266,670 as a commission related to an equity offering. The issuance of the Common Shares was recorded as stock issuance costs. Additionally, during fiscal 1995 the Company issued warrants with an appraised value of $220,000 and $905,000 which were classified as debt issuance costs and stock issuance costs, respectively.

The Company paid interest of approximately $4,936,000, $2,909,100, and $1,361,700, for the years ended December 31, 1996, September 30, 1995, and 1994, respectively, and approximately $949,000 for the three month period ended December 31, 1995. The Company paid income taxes of $110,000, $330,000 and $179,000 for the years ended December 31, 1996, September 30, 1995 and 1994, respectively, and no income taxes for the three months ended December 31, 1995.

During the years ended September 30, 1995, and 1994 the Company obtained an interest in certain limited partnerships of $1,050,000 and $1,541,312, respectively. The Company obtained an interest of $70,000 in certain limited partnerships for the three month period ended December 31, 1995. Acquisition of these interests was for services rendered by the Company and did not impact cash flow.

The Company acquired games costing approximately $2,264,689 and $654,950 through the assumption of debt during the years ended September 30, 1995 and 1994, respectively.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the periods ended December 31, 1996, December 31, 1995 and September 30, 1995 are as follows:

                                      Year ended December 31, 1996
                            ---------------------------------------------
                                 (In thousands, except per share data)
                              First      Second      Third        Fourth
                              -----      ------      -----        ------
Operating revenues          $  6,997    $ 11,157    $ 12,400    $  6,876
Operating expenses           (10,355)    (16,683)    (13,687)    (36,513)
Operating loss                (3,358)     (5,526)     (1,287)     29,637)
Net loss                      (2,120)     (3,944)     (1,921)    (39,648)
Loss per common share (A)   $  (0.23)   $  (0.46)   $  (0.15)   $  (1.41)

                                 Three months ended December 31, 1995
                            ---------------------------------------------
                                 (In thousands, except per share data)

Operating revenues          $  6,754
Operating expenses           (10,417)
Operating loss                (3,663)
Net loss                      (4,494)
Loss per common share       $  (0.77)

                                                 Year ended September 30, 1995
                                        ----------------------------------------------
                                             (In thousands, except per share data)
                                         First       Second      Third         Fourth
                                         -----       ------      -----         ------
Operating revenues                      $ 6,380     $ 7,862     $ 16,907     $ 15,057
Operating expenses                       (7,325)     (9,960)     (14,630)     (16,138)
Operating income (loss)                    (945)     (2,097)       2,277       (1,081)
Net income (loss)                        (1,496)(B)    (858)         816       (1,663)
Earnings (loss) per common share (A)    $ (0.21)    $ (0.11)    $   0.07     $  (0.31)

A) The sum of the quarterly earnings (loss) per common share do not equal the annual earnings per common share due to rounding of weighted average shares and because common stock equivalents are not included in the weighted average number of Common Shares outstanding in loss periods.

B) Includes an expense of approximately $438,000 relating to the cumulative effect of a change in accounting principle.

C) See footnote 1, "Restatement," where the restatement of certain quarterly information is noted to give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force for the Company's convertible subordinated debenture and preferred stock issuances. Additionally, see footnote 21 for fourth quarter charges.

20. LITIGATION

Due to the nature of the attractions at the Company's parks, the Company has been, and will likely continue to be, subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages. The Company also is, from time to time, a party to other claims and legal proceedings, and is subject to environmental, zoning and other legal requirements. As of the date of this Report, the Company does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

21. FOURTH QUARTER CHARGES

During the fourth quarter of 1996, the Company adopted a comprehensive business plan designed to reposition the Company through investment in its best performing parks, including additions of new attractions, upgrading FECs, selling or closing FECs that are not believed to be strategic and the pursuit of internal and external growth opportunities. In implementing this new business plan, the Company has determined that it will sell or close 15 parks and potentially sell an additional 8 parks. The 15 parks to be sold generated operating revenues of $4.5 million and had an operating loss of $517,000. The 8 parks being evaluated generated operating revenues of $4.3 million and had an operating loss of $888,000 during the year ended December 31, 1996.

The Company has estimated the values of certain FECs using their undiscounted cash flows and has recorded a fourth quarter writedown of $10.3 million and reserved an additional $1.1 million for environmental costs. The values of FECs to be sold or closed have been estimated using their expected sales prices and has resulted in a fourth quarter reserve for sale or closure of $3.3 million and a write down of $4.6 million to net realizable value. The Company is currently marketing the FECs to be sold and expects to dispose of these FECs within a year. The Company had previously recorded writedowns on parks of $2.9 million during the second quarter of 1996. Additionally, during the fourth quarter, the Company recorded a writedown of $2.6 million on three of the Company's limited partnership investments.

As a result of the uncertainty regarding the operating results to be achieved upon the execution of the new business plan, the Company has provided a valuation allowance against its net deferred tax asset balance. The fourth quarter tax provision to record this allowance was $6.0 million.

22. SUBSEQUENT EVENT

On January 17, 1997, MEI Holdings closed on a tender offer for any and all outstanding Common Shares it did not own at $3.50 per share and for any and all of the Company's 9% Debentures and 9.1% Debentures at par plus accrued and unpaid interest for the purchased debentures. Pursuant to the tender offer, MEI Holdings acquired 7,802,435 Common Shares, $4,249,000 aggregate principal amount of 9% Debentures and $11,422,322 aggregate principal amount of 9.1% Debentures. The purchased debentures have been converted into nonvoting shares (at a conversion rate of $3.50 per share).

Following is a condensed consolidated proforma balance sheet which shows the effect of the conversion of the subordinated debentures to Common Stock as if it occurred on December 31, 1996.

(Unaudited)
Assets
    Current assets                                              $28,799,919
    Property and equipment                                       85,484,158
    Other non-current assets                                      7,813,281
                                                              --------------
    Total assets                                               $122,097,358
                                                              ==============
Liabilities and Shareholders' Equity
    Total current liabilities                                   $12,589,885
    Long term liabilities                                        28,827,011
                                                              --------------
                                                                $41,416,896
    Contingent liability for guaranteed stock values                777,861
    Total shareholders' equity                                   79,902,601
                                                              ==============
    Total liabilities and shareholders' equity                 $122,097,358
                                                              ==============

If all of the Company's Series F Shares and Series G Shares outstanding as of March 24, 1997 were to be converted into Common Stock, the Company would have 48,304,970 shares of Common Stock outstanding. In addition, under the Recapitalization agreement MEI Holdings is entitled to the issuance of additional shares of Common Stock (or Series F Shares in certain circumstances), without the payment of additional consideration, upon the occurrence of certain future events that shareholder approval of the conversion of Series F shares and Series G Shares into Common Stock is not obtained (Note 2).

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth under the caption "Security Ownership Information" in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  The following documents are filed as part of this Form 10-K:

    1. Financial Statements: The list of financial statements required by this item is set forth in "Item 8 -- Financial Statements and Supplementary Data" and is incorporated herein by reference.

    2. Financial Statement Schedules: All financial statement schedules are omitted as they are either not applicable or the required information is included in the consolidated financial statements or the notes thereto.

    3. Exhibits: The following exhibits are filed herewith:

  Exhibit No.                             Description
  -----------                             -----------

     3.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (the "1993 10-K"))

     3.2            Amended and Restated Bylaws of the Company

     4.1 Specimen of Common Stock Certificate (incorporated by reference to the 1993 10-K)

     4.2            Form of Warrant (incorporated by reference to the 1993 10-K)

     4.3 Indenture, dated as of November 15, 1994, between the Company and Continental Stock Transfer and Trust Company, as Trustee (incorporated by reference to the Company's Annual Report on Form

                    10-K for the year ended September 30, 1994 and Supplemental Indenture thereto dated August 27, 1996

     4.4            Preferred Stock Designations

     10.1 1993 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the "Registration Statement"))

     10.2 1993 Company Nonemployee Director Stock Option Plan with accompanying forms of Stock Option (incorporated by reference to the Registration Statement)

     10.3 Equity Incentive Plan (incorporated by reference to Annex A of the Proxy Statement)

     10.4 Promissory Note, dated June 30, 1993, in the principal amount of $6,150,000 (incorporated by reference to the Registration Statement)

     10.5 Loan and Security Agreement, dated August 22, 1996, between the Company and Foothill Capital Corporation

     10.6 Investment Agreement, dated as of June 5, 1996, as amended, between MEI Holdings and the Company (incorporated by reference to MEI Holdings' Amendment No. 3 to Schedule 13D-1 filed September 25, 1996 ("MEI Holdings' 13D-1"))

     10.7 Warrant, dated August 28, 1996, by the Company (incorporated by reference to MEI Holdings' 13D-1)

     10.8 Standstill Agreement, dated August 28, 1996, between the Company and MEI Holdings (incorporated by reference to MEI Holdings' Schedule 13D-1)

     10.9 Registration Rights Agreement, dated August 28, 1996, between the Company and MEI Holdings (incorporated by reference to MEI Holdings' Schedule 13D-1)

     10.10          Agreements, dated August 28, 1996, between the Company and
                    L. Scott Demerau and the Company and Julia E. Demerau (incorporated by reference to the Company's
                    Current Report on Form 8-K, dated June 19, 1996)

     10.11 Voting Agreements, dated July 23, 1996, between the Company and MEI Holdings

     10.12 Redemption Agreement, dated November 14, 1996, between the Company and MEI Holdings (incorporated by reference to MEI Holdings' Schedule 14D-1, dated November 14, 1996)

     21             Subsidiaries

     24             Powers of Attorney

     27             Financial Data Schedule (for SEC purposes only)

     (b) Reports on Form 8-K: The Company did not file any Reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.



Date:    March 26, 1997      By: /s/ Richard M. FitzPatrick
                                 ------------------------------------------
                                 Richard M. FitzPatrick, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 26, 1997.

Signature                                  Title
---------                                  -----

/s/ Robert A. Whitman
--------------------------------
Robert A. Whitman                          Chief Executive Officer, Chairman of
                                           the Board and Director


/s/ Richard M. FitzPatrick
--------------------------------
Richard M. FitzPatrick                     Chief Financial Officer and Director


/s/ Ann Travis
--------------------------------
Ann Travis                                 Vice President, Finance


         *
--------------------------------
L. Scott Demerau                           Director


         *
--------------------------------
Julia Demerau                              Director


         *
--------------------------------
William M. Kearns, Jr.                     Director


         *
--------------------------------
Bert W. Wasserman                          Director


* The undersigned, by signing his name hereto, does sign and execute this Report pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith:

                                            By: /s/ Richard M. FitzPatrick
                                                ------------------------------
                                                Attorney-in-Fact