Form 10-Q
period 1997-03-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1997-05-13
CIK 912027

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                           ----------------------




                                   FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997




                           ----------------------



                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
          (FORMERLY NAMED MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.)
                        5895 Windward Parkway, Suite 220
                        Alpharetta, Georgia  30202-4128
                                 (770) 442-6640




                           ----------------------


Incorporated in Georgia     SEC File No.: 0-22458            IRS Employer Id.
                                                              No.: 58-1949379





                           ----------------------


         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At May 13, 1997, 48,304,971 shares of the Company's Common Stock were outstanding.

================================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all materials respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature and the Company is engaged in the implementation of a new business plan. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996.

NET LOSS PER SHARE OF COMMON STOCK

         Net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

         Three family entertainment centers ("FECs") that were purchased in August 1996 were included in the Company's 1997 first quarter results but not in the first quarter of 1996. These FECs contributed $0.8 million in entertainment revenues for the first quarter of 1996, which was partially offset by the period-to-period decrease of $0.6 million as a result of the closing of two parks, one in Dallas, Texas and one in Puente Hills, California, in order to convert the parks to "Malibu SpeedZones". 1997 first quarter net income was lower than the comparable 1996 quarter primarily due to a $1.2 million tax benefit and a $0.8 million profit on the sale of land which were included in the 1996 first quarter results of operations. There were no changes in the individual components of the Company's results of operations for the three months ended March 31, 1997 that are material when compared to the first quarter of 1996.

         The Company continues to refine and implement its previously announced business plan, the principal components of which are (i) developing a capital structure designed to allow the

Company to achieve its business objectives, (ii) redefining the Company's business through repositioning, disposing, expanding or redeveloping its existing FECs, (ii) enhancing profitability through improved operating and management efficiencies, sales and marketing programs, employee training and the alignment of the Company's cost structure to a level appropriate for the business transacted, (iv) growth of the Company's business through strategic acquisitions and development of new parks, and (v) the development of the Company's name recognition and related sponsorship opportunities. A key aspect of the new plan is the development and roll-out of a new concept -- the "Malibu SpeedZone" parks -- primarily designed for young adults. Malibu SpeedZones include the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top-Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The Company has two Malibu SpeedZone parks currently under construction at the sites of its former Malibu GrandPrix FECs in Dallas, Texas and Puente Hills, California, which are targeted to open in the second quarter of this year, is in the process of redeveloping one of its FECs located outside Atlanta, Georgia to convert it to the Malibu SpeedZone concept and, assuming that the financing therefore is available to the Company (see "--Liquidity and Capital Resources"), expects to convert a number of its other FECs to this concept once it has been proven and refined.

         The business of the Company is highly seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. As a result of this seasonality and the fact that the Company's business plan, including their construction at the Dallas and Puente Hills sites, is in the early stages of implementation, the Company believes that the first quarter 1997 results of operations are not indicative of the Company's future earnings potential.

Liquidity and Capital Resources

         In January 1997, MEI Holdings, L.P., the Company's largest shareholder ("MEI Holdings"), completed a tender offer for any and all outstanding shares of common stock ("Common Shares") it did not own at $3.50 per share and for any and all of the Company's 9% Convertible Subordinated Debentures and all of the 9.1% Subordinated Convertible Debentures at par plus accrued and unpaid interest for the purchased debentures. Pursuant to the tender offer, MEI Holdings acquired 7,802,435 Common Shares, $4,249,000 aggregate principal amount of 9% Debentures and $11,422,322 aggregate principal amount of 9.1% Debentures. The purchased debentures were subsequently converted into equity at a conversion rate of $3.50 per share.

         During the first quarter of 1997, the Company financed its operations primarily through cash flow from operations and capital contributions by MEI Holdings. The Company's principal uses of cash during the first quarter of 1997 were to finance operations and costs associated with the development of the business plan ($3.8 million) and to renovate the parks which are being converted into Malibu SpeedZones ($5.6 million).

         The Company believes that, with respect to its current operations, the Company's cash on hand, funds from operations and the net proceeds of anticipated asset sales will be sufficient to fund the Company's reasonably foreseeable working capital and debt service requirements. However, the Company presently expects that funding for capital expenditures during 1997 for the Company's existing FECs and the conversion of certain FECs to the Malibu SpeedZone concept will require the Company to secure additional capital resources, which could involve the issuance of debt or equity securities, securitization of assets or other capital transactions. The cost of conversion of existing FECs to the Malibu SpeedZone concept, or the development of new Malibu SpeedZone parks, will be dependent upon various factors, including land acquisition, construction and other costs, but is expected to be substantial ($5-10 million per facility). The pursuit of any acquisition opportunities which may become available and the implementation of the Company's business plan on a more rapid timetable than the Company presently contemplates also may require the Company to issue additional debt or equity securities or to consider possible changes in its capitalization or structure. Accordingly, there can be no assurances that the Company will be able fully to implement its business plan or to pursue those or other opportunities that otherwise might be available to the Company or as to the timing or terms thereof.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         At the Company's annual meeting of shareholders on April 28, 1997, the Company's shareholders approved, among other things, (i) the change in the name of the Company from Mountasia Entertainment International, Inc. to Malibu Entertainment Worldwide, Inc., (ii) the grant of ordinary voting rights to 24.9 million shares of capital stock held by MEI Holdings, and the termination of certain standstill restrictions previously applicable to MEI Holdings, (iii) the adoption of a long-term equity incentive plan, and (iv) the election of directors, a majority of whom are designees of MEI Holdings. After giving effect to the grant of ordinary voting rights to MEI Holdings and related conversion of nonvoting preferred stock into common stock, the Company has 48,304,971 shares of common stock outstanding, 81.4% of which are owned by MEI Holdings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits         Description

         Exhibit 27       Financial Data Schedule (SEC purposes only)

                     MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          CONSOLIDATED BALANCE SHEET



                                                                         MARCH 31,      DECEMBER 31,
                                                                           1997            1996
                                                                      -------------    -------------
ASSETS
Current
   Cash and cash equivalents                                          $   8,546,616    $   2,583,735
   Restricted cash                                                        1,035,085          966,075
   Accounts receivable, net of allowance for doubtful accounts               78,157          109,537
   Stock subscription receivable                                                 --       16,076,260
   Inventories                                                            1,589,465        1,359,331
   Current portion of notes receivable                                      118,239          172,284
   Assets held for sale                                                   6,271,003        6,271,003
   Other current assets                                                   1,879,206        1,261,694
                                                                      -------------    -------------

        Total current assets                                             19,517,771       28,799,919
                                                                      -------------    -------------

Property and equipment, less accumulated depreciation                    89,807,017       85,484,158
                                                                      -------------    -------------
Other noncurrent
   Investments in and advances to limited partnerships                    2,239,614        2,288,129
   Notes receivable                                                         272,268          272,267
   Other assets                                                             425,390          190,479
   Debt issuance costs, less accumulated amortization                     1,988,621        2,453,798
   Intangible assets, less accumulated amortization                       2,684,331        2,608,608
                                                                      -------------    -------------

          Total other noncurrent assets                                   7,610,224        7,813,281
                                                                      -------------    -------------

                                                                      $ 116,935,012    $ 122,097,358
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable                                   $   1,203,367    $   1,120,467
   Accounts payable                                                       2,284,346        2,354,823
   Accrued expenses                                                       6,119,677        5,777,707
   Accrued expenses related to assets held for sale                       3,152,088        3,250,000
   Income taxes payable                                                       9,999           86,888
                                                                      -------------    -------------
          Total current liabilities                                      12,769,477       12,589,885

   Line of credit                                                         7,477,552        7,250,053
   Term loan revolver                                                    12,500,000       12,500,000
   Notes payable                                                          5,447,674        5,788,475
   Convertible subordinated debentures                                      725,100       16,521,422
   Other accrued expenses                                                 2,302,140        2,438,383
                                                                      -------------    -------------

          Total liabilities                                              41,221,943       57,088,218
                                                                      -------------    -------------

   Contingent liability for guaranteed stock values                                          777,861
                                                                      -------------    -------------

   Shareholders' equity
   Preferred stock, 6,000,000 shares authorized with no par value
      Series F, 2,700,000 authorized; 1,886,436 and 808,692  issued
        and outstanding                                                  38,371,322       22,700,000
      Series G, 213,551 authorized; 213,551 and 213,551 issued
        and outstanding                                                   4,826,260        4,826,260
   Common stock, 100,000,000 shares authorized with no par
         value; 28,896,467 and 28,472,877 shares
         issued and outstanding                                          97,187,239       97,062,239
   Outstanding warrants                                                   2,440,100        2,440,100
     Notes receivable from employees                                     (5,784,926)      (5,681,951)
   Accumulated deficit                                                  (61,326,926)     (57,115,369)
                                                                      -------------    -------------
          Total shareholders' equity                                     75,713,069       64,231,279
                                                                      -------------    -------------
                                                                      $ 116,935,012    $ 122,097,358
                                                                      =============    =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                     FOR THE
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              1997             1996
                                                           ------------    ------------

OPERATING REVENUES
Entertainment revenue                                      $  7,170,920    $  6,996,729
                                                           ------------    ------------

OPERATING EXPENSES
Entertainment expenses                                        7,050,939       6,841,562
General and administrative expenses                           1,793,199       1,720,757
Other expenses                                                  158,082         222,738
Depreciation and amortization                                 1,367,654       1,293,336
                                                           ------------    ------------

Total operating expenses                                     10,369,874      10,078,393
                                                           ------------    ------------


Operating loss                                               (3,198,954)     (3,081,664)

OTHER (EXPENSE) INCOME
Interest expense                                               (792,968)     (1,112,938)
Interest income                                                 149,993          42,938
Other                                                           (66,438)        847,549
                                                           ------------    ------------

Loss before benefit for income taxes                         (3,908,367)     (3,304,115)

Benefit for income taxes                                                      1,256,674
Equity in net losses of limited partnerships, net of tax        (24,691)        (72,368)
                                                           ------------    ------------

Net loss                                                   $ (3,933,058)   $ (2,119,809)
                                                           ============    ============

NET LOSS APPLICABLE TO COMMON STOCK
    Net loss                                               $ (3,933,058)   $ (2,119,809)
    Less: Preferred stock dividends                                            (402,818)
                                                           ------------    ------------

Net loss applicable to common stock                        $ (3,933,058)   $ (2,522,627)
                                                           ============    ============

Net loss per share of common stock                         $      (0.14)   $      (0.23)
                                                           ============    ============

Weighted average number of shares of
    common stock and common stock equivalents
    used in calculating net loss per share                   28,896,467      10,966,810
                                                           ============    ============

                     MALIBU ENTERTAINMENT WORLDWIDE, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 TOTAL
                                                               PREFERRED           COMMON          OUTSTANDING          UNEARNED
                                                                 STOCK             STOCK             WARRANTS         COMPENSATION
                                                               ----------          ------          -----------        ------------
Balance, December 31, 1995                                    $ 5,220,140       $ 43,868,329       $3,064,933          $(497,222)

       Issuance of preferred stock                             34,188,260
       Issuance of common stock                                                   51,087,602
       Discount on 9% subordinated debentures
       Interest on notes receivable from employees
       Stock issuance costs                                                       (3,353,921)
       Purchase and cancellation of stock                                           (722,744)
       Unearned compensation in connection
          with the financial advisory agreements                                                                         234,722
       Warrants issued                                                                                 60,000
       Adjustment to common stock as a result
          of guaranteed stock prices                                                (682,201)
       Accretion and payment of preferred stock
          dividends                                             1,509,441
       Accretion of preferred stock discount
       Preferred stock converted                               (3,812,826)         3,812,826
       Preferred stock redeemed                                (6,279,800)
       Subordinated debt converted                                                 3,052,348
       Preferred stock converted to
          subordinated debt                                    (3,160,500)
       Payment of dividends                                      (138,455)
       Cancellation of warrants                                                                      (684,833)           262,500
       Net loss
                                                              -----------        -----------       ----------          --------
Balance, December 31, 1996                                     27,526,260         97,062,239        2,440,100
       Issuance of common stock
       Interest on notes receivable from employees
       Stock issuance costs
       Subordinated debt converted                             15,671,322            125,000
       Net loss
                                                              -----------        -----------       ----------          --------
Balance, March 31, 1997                                       $43,197,582        $97,187,239       $2,440,100          $     --
                                                              ===========        ===========       ==========          =========



                                                                        NOTE
                                                                     RECEIVABLE            RETAINED
                                                                        FROM               EARNINGS
                                                                      EMPLOYEES            (DEFICIT)              TOTAL
                                                                     -----------        -------------          ------------
Balance, December 31, 1995                                           $    --            $ (6,217,605)          $ 45,438,575

       Issuance of preferred stock                                                                               34,188,260
       Issuance of common stock                                       (5,568,266)                                45,519,336
       Discount on 9% subordinated debentures                                                236,250                236,250
       Interest on notes receivable from employees                      (113,685)                                  (113,685)
       Stock issuance costs                                                                 (531,657)            (3,885,578)
       Purchase and cancellation of stock                                                                          (722,744)
       Unearned compensation in connection                                                                               --
          with the financial advisory agreements                                                                    234,722
       Warrants issued                                                                                               60,000
       Adjustment to common stock as a result                                                                            --
          of guaranteed stock prices                                                                               (682,201)
       Accretion and payment of preferred stock                                                                          --
          dividends                                                                       (2,969,464)            (1,460,023)
       Accretion of preferred stock discount                                                                             --
       Preferred stock converted                                                                                         --
       Preferred stock redeemed                                                                                  (6,279,800)
       Subordinated debt converted                                                                                3,052,348
       Preferred stock converted to                                                                                      --
          subordinated debt                                                                                      (3,160,500)
       Payment of dividends                                                                                        (138,455)
       Cancellation of warrants                                                                                    (422,333)
       Net loss                                                                          (47,632,893)           (47,632,893)
                                                                     -----------        ------------           ------------
Balance, December 31, 1996                                            (5,681,951)        (57,115,369)            64,231,279
       Issuance of common stock
       Interest on notes receivable from employees                      (102,975)                                  (102,975)
       Stock issuance costs                                                                 (278,499)              (278,499)
       Subordinated debt converted                                                                               15,796,322
       Net loss                                                                           (3,933,058)            (3,933,058)
                                                                     -----------        ------------           ------------
Balance, March 31, 1997                                              $(5,784,926)       $(61,326,926)          $ 75,713,069
                                                                     ===========        ============           ============

                     MALIBU ENTERTAINMENT WORLDWIDE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     1997            1996
                                                                 ------------    ------------
Operating activities:
     Net loss                                                    $ (3,933,058)   $ (2,119,809)
     Adjustments to reconcile net loss to
        net cash used by operating activities
     Equity in net losses of limited partnerships,
       net of tax                                                      24,691          72,368
     Increase in allowance for doubtful accounts                           --          30,000
     Depreciation and amortization                                  1,367,654       1,293,336
     Amortization of loan costs                                       186,678         220,687
     Amortization of warrants                                              --         112,500
     Loss (gain) on sale of property and equipment                     66,438        (847,549)
     Changes in assets and liabilities, net of acquisition
       Decrease (increase) in accounts receivable                      31,380         (14,992)
       (Increase) decrease in inventories                            (230,134)          3,528
       Increase in other assets                                      (852,423)     (3,396,241)
       Increase in debt issuance costs
          and intangible assets                                      (100,000)        (75,001)
       (Decrease) increase in accounts payable                        (70,477)        217,488
       Increase in accrued expenses                                   205,727         348,656
       Decrease in income taxes payable                               (76,889)             --
       Decrease in accrued expenses related to assets
          held for sale                                               (97,912)             --
                                                                 ------------    ------------

          Cash used by operating activities                        (3,478,325)     (4,155,029)
                                                                 ------------    ------------

Investing activities:
     Purchases of property and equipment                           (5,753,624)       (471,137)
     Proceeds from sale of property and equipment                      20,950       2,663,359
     Principal payments under notes receivable                        122,794           5,636
     Increase in notes receivable                                     (68,750)             --
     Decrease (increase) in investments in and advances to
        limited partnerships                                           23,824        (695,469)
     (Increase) decrease in restricted cash                           (69,010)        840,100
     (Increase) decrease in restricted certificates of deposit             --         (25,847)
                                                                 ------------    ------------

          Cash (used) provided by investing activities             (5,723,816)      2,316,642
                                                                 ------------    ------------

Financing activities:
     Proceeds from borrowings                                         227,500              --
     Payments of borrowings                                          (257,902)     (3,568,278)
     Issuance of preferred stock                                           --       3,500,000
     Issuance of common stock                                              --       2,825,000
     Decrease in stock subscription receivable                     16,076,260              --
     Increase in interest on notes receivable from employees         (102,975)             --
     Payment of contingent liability for stock price guarantee       (777,861)             --
     Stock issuance costs                                                  --        (715,690)
     Purchase of stock                                                     --          (6,875)
     Payment of dividends                                                  --        (168,432)
                                                                 ------------    ------------
          Cash provided by financing activities                    15,165,022       1,865,725
                                                                 ------------    ------------

Increase in cash and cash equivalents                               5,962,881          27,338
Cash and cash equivalents, beginning of period                      2,583,735       1,549,338
                                                                 ------------    ------------

Cash and cash equivalents, end of period                         $  8,546,616    $  1,576,676
                                                                 ============    ============

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                        MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                        By:  /s/ RICHARD M. FITZPATRICK
                                           -------------------------------------
                                             Richard M. FitzPatrick
                                             Chief Financial Officer

May 13, 1997

                              INDEX TO EXHIBITS


Exhibit No              Description
----------              -----------

    27            Financial Data Schedule