Form 10-Q
period 1997-06-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1997-08-14
CIK 912027

===============================================================================







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                 -------------




                                   FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997




                                 -------------




                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
          (FORMERLY NAMED MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.)
                        5895 Windward Parkway, Suite 220
                         Alpharetta, Georgia 30005-8805
                                 (770) 442-6640



                                 -------------


Incorporated in Georgia       SEC File No.: 0-22458            IRS Employer Id.
                                                               No.: 58-1949379



                                 -------------


         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At August 8, 1997, 48,487,815 shares of the Company's Common Stock were outstanding.

===============================================================================

Part 1--FINANCIAL INFORMATION
Item 1. Financial Statements

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                       JUNE 30,          DECEMBER 31,
                                                                         1997                1996
                                                                   -------------      -------------
ASSETS
Current
   Cash and cash equivalents                                       $   2,337,553      $   2,583,735
   Restricted cash                                                     1,104,337            966,075
   Accounts receivable, net of allowance for doubtful accounts            95,024            109,537
   Stock subscription receivable                                              --         16,076,260
   Inventories                                                         1,017,778          1,359,331
   Current portion of notes receivable                                   384,163            172,284
   Assets held for sale                                                3,073,672          6,271,003
   Other current assets                                                2,024,620          1,261,694
                                                                   -------------      -------------
        Total current assets                                          10,037,147         28,799,919
                                                                   -------------      -------------
Property and equipment, less accumulated depreciation                122,807,617         85,484,158
                                                                   -------------      -------------
Other noncurrent
   Investments in and advances to limited partnerships                 2,120,319          2,288,129
   Notes receivable                                                           --            272,267
   Other assets                                                          423,997            190,479
   Debt issuance costs, less accumulated amortization                  2,559,417          2,453,798
   Intangible assets, less accumulated amortization                    2,658,583          2,608,608
                                                                   -------------      -------------
        Total other noncurrent assets                                  7,762,316          7,813,281
                                                                   -------------      -------------
                                                                   $ 140,607,080      $ 122,097,358
                                                                   =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable                                $   1,117,017      $   1,120,467
   Accounts payable                                                   13,437,409          2,354,823
   Accrued expenses                                                    7,905,763          5,777,707
   Accrued expenses related to assets held for sale                    1,263,096          3,250,000
   Income taxes payable                                                    9,999             86,888
                                                                   -------------      -------------
        Total current liabilities                                     23,733,284         12,589,885

   Line of credit                                                      7,493,377          7,250,053
   Term loan revolver                                                 12,500,000         12,500,000
   Notes payable to shareholder                                       15,750,798                 --
   Notes payable                                                       8,842,449          5,788,475
   Convertible subordinated debentures                                   475,100         16,521,422
   Other accrued expenses                                              1,827,151          2,438,383
                                                                   -------------      -------------
        Total liabilities                                             70,622,159         57,088,218
                                                                   -------------      -------------
   Contingent liability for guaranteed stock values                           --            777,861
                                                                   -------------      -------------
   Shareholders' equity
   Preferred stock, 6,000,000 shares authorized
         with no par value
      Series F, 2,700,000 authorized; 0 and 808,692
         issued and outstanding                                               --         22,700,000
      Series G, 213,551 authorized; 0 and 213,551 issued
        and outstanding                                                       --          4,826,260
    Common stock, 100,000,000 shares authorized with no par
         value; 48,448,231 and 28,472,877 shares
         issued and outstanding                                      141,194,654         97,062,239
    Outstanding warrants                                               2,085,100          2,440,100
     Notes receivable from employees                                  (6,114,880)        (5,681,951)
    Accumulated deficit                                              (67,179,953)       (57,115,369)
                                                                   -------------      -------------
        Total shareholders' equity                                    69,984,921         64,231,279
                                                                   -------------      -------------
                                                                   $ 140,607,080      $ 122,097,358
                                                                   =============      =============

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting standards.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                               FOR THE                           FOR THE
                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                         1997            1996            1997            1996
OPERATING REVENUES
Entertainment revenue                                                 $ 11,374,795    $ 11,157,497    $ 18,545,715    $ 18,154,226
                                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
Entertainment expenses                                                  12,804,843       8,667,221      19,855,782      15,508,783
General and administrative expenses                                      2,456,273       2,886,146       4,249,472       4,606,903
Other expenses                                                             179,451         193,720         337,533         416,458
Depreciation and amortization                                            1,352,325       1,634,156       2,719,979       2,927,492
Loss due to impairment of assets                                              --         2,871,000            --         2,871,000

                                                                      ------------    ------------    ------------    ------------
Total operating expenses                                                16,792,892      16,252,243      27,162,766      26,330,636
                                                                      ------------    ------------    ------------    ------------


Operating loss                                                          (5,418,097)     (5,094,746)     (8,617,051)     (8,176,410)

OTHER (EXPENSE) INCOME
Interest expense                                                          (613,757)     (1,308,452)     (1,406,725)     (2,421,390)
Interest income                                                            152,587          33,481         302,580          76,419
Loss on settlement of strategic alliance agreements                           --        (1,005,751)           --        (1,005,751)
Gain associated with development and construction division                    --           795,000            --           795,000
Gain associated with cancellation of warrants                                 --           334,333            --           334,333
Other                                                                       26,240         345,823         (40,198)      1,193,372
                                                                      ------------    ------------    ------------    ------------
Loss before benefit for income taxes                                    (5,853,027)     (5,900,312)     (9,761,394)     (9,204,427)
Benefit for income taxes                                                      --         1,929,500            --         3,186,174
Equity in net (losses) earnings of limited partnerships, net of tax              0          26,392         (24,691)        (45,976)
                                                                      ------------    ------------    ------------    ------------

Net loss                                                              $ (5,853,027)   $ (3,944,420)   $ (9,786,085)   $ (6,064,229)
                                                                      ============    ============    ============    ============

NET LOSS APPLICABLE TO COMMON STOCK
    Net loss                                                          $ (5,853,027)   $ (3,944,420)   $ (9,786,085)   $ (6,064,229)
    Less: Preferred stock dividends                                           --        (1,819,427)           --        (2,222,245)
                                                                      ------------    ------------    ------------    ------------

Net loss applicable to common stock                                   $ (5,853,027)   $ (5,763,847)   $ (9,786,085)   $ (8,286,474)
                                                                      ============    ============    ============    ============


Net loss per share of common stock                                    $      (0.14)   $      (0.46)   $      (0.28)   $      (0.71)
                                                                      ============    ============    ============    ============

Weighted average number of shares of
    common stock and common stock equivalents
    used in calculating net loss per share                              41,892,012      12,529,000      35,394,240      11,703,103
                                                                      ============    ============    ============    ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   1997              1996
                                                                ------------     ------------
Operating activities:
   Net loss                                                     $ (9,786,085)     $ (6,064,229)
   Adjustments to reconcile net loss to
      net cash provided (used) by operating activities
     Equity in net losses of limited partnerships,
        net of tax                                                    24,691           45,976
     Allowance for doubtful accounts                                                  440,000
     Depreciation and amortization                                 2,719,979        2,927,492
     Amortization of loan costs                                      330,762          602,750
     Loss on impairment of assets                                         --        2,871,000
     Loss on settlement of strategic alliance agreements                  --          521,000
     Amortization of warrants                                             --          225,000
     Gain associated with cancellation of warrants                        --         (334,333)
     (Gain) loss on sale of property and equipment                    40,198       (1,193,372)
     Gain associated with development and construction
        division                                                          --         (795,000)
   Changes in assets and liabilities, net of acquisition
     Decrease (increase) in accounts receivable                       14,513         (748,247)
     Decrease in inventory                                           288,373          122,982
     Increase in other assets                                     (1,230,425)      (6,516,895)
     Increase in debt issuance costs and
        intangible assets                                           (814,880)        (736,473)
     Increase in accounts payable                                 11,082,586        1,153,864
     Increase (decrease) in accrued expenses                       1,516,824         (193,009)
     Decrease in income taxes payable                                (76,889)              --
     Decrease in accrued expenses relating to assets
        held for sale                                               (664,312)              --
     Decrease in deferred revenue                                         --         (277,248)
                                                                ------------     ------------
        Cash provided (used) by operating activities               3,445,335       (7,948,742)
                                                                ------------     ------------
Investing activities:
   Purchases of property and equipment                           (40,402,897)      (2,232,908)
   Proceeds from sale of property and equipment                    2,647,418        3,390,683
   Increase in notes receivable                                      (68,750)      (3,473,579)
   Principal receipts under notes receivable                         129,138            9,468
   Decrease (increase) in investments in and advances to
      limited partnerships                                            26,887       (3,002,765)
   (Increase) decrease in restricted cash                           (138,262)       1,056,684
   Decrease in restricted certificates of deposit                                   3,169,429
                                                                ------------     ------------
        Cash used by investing activities                        (37,806,466)      (1,082,988)
                                                                ------------     ------------
Financing activities:
   Proceeds from borrowings                                       19,594,356       18,063,565
   Payments of borrowings                                           (549,710)     (14,194,393)
   Issuance of preferred stock                                            --        6,662,000
   Redemption of preferred stock                                          --       (1,935,740)
   Redemption of subordinated debentures                                  --         (200,000)
   Accretion of preferred stock                                           --         (631,924)
   Issuance of common stock                                               --        3,912,500
   Increase in interest receivable on notes receivable from
     employees                                                      (210,816)              --
   Decrease in stock subscription receivable                      16,076,260               --
   Stock issuance costs                                                   --         (962,102)
   Payment of contingent liability for stock price guarantee        (777,861)      (1,795,510)
   Purchase of stock                                                 (17,280)         (85,021)
   Payment of dividends                                                   --         (138,455)
                                                                ------------     ------------
        Cash provided by financing activities                     34,114,949        8,694,920
                                                                ------------     ------------
Decrease in cash and cash equivalents                               (246,182)        (336,810)
Cash and cash equivalents, beginning of period                     2,583,735        1,549,338
                                                                ------------     ------------
Cash and cash equivalents, end of period                        $  2,337,553     $  1,212,528
                                                                ============     ============


                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all materials respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature and the Company is engaged in the implementation of a new business plan. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

         The Company's operations for the three months ended June 30, 1997, resulted in a net loss of $5.8 million ($0.14 per share) as compared to a net loss of $3.9 million ($0.46 per share) for the comparable period in the prior year. For the six months ended June 30, 1997, the Company's operations resulted in a net loss of $9.8 million ($0.28 per share) as compared to a net loss of $6.0 million ($0.71 per share) in the comparable period in the prior year.

         Three family entertainment centers ("FECs") that were purchased in August 1996 were included in the Company's results of operations for the six months ended June 30, 1997 but were not included in the comparable period in the prior year. These FECs contributed $1.1 and $1.9 million in entertainment revenues for the three and six months ended June 30, 1997, respectively, which was substantially offset by the period-to-period decrease in entertainment revenues of $1.1 and $1.6 million, respectively, as a result of the closing of three parks (located in Dallas, Texas, Atlanta, Georgia, and Puente Hills, California) in order to convert the parks to the Company's new "Malibu Speedzone" concept.

         Entertainment expenses increased by $4.1 and $4.3 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year primarily as a result of (i) the three FECs purchased in August 1996, (ii) the incremental expenses associated with the parks converted to Speedzones for grand opening expenses and pre-opening costs such as advertising, training, travel, uniforms , etc. and (iii) additional advertising expenses and payroll associated with strengthening the sales and marketing staff during the latter part of the second quarter at FECs other than the Malibu SpeedZones.

         Net loss for the six months ended June 30, 1997 was greater than the comparable 1996 period primarily due to a $3.2 million dollar tax benefit and "non-recurring" income items of $1.3 million which were included in the 1996 results of operations. As a result of the uncertainty regarding the operating results to be achieved upon the execution of the new business plan adopted in the fourth quarter of 1996, the Company reversed the income tax benefit in the fourth quarter of 1996 and has recognized no similar benefit in 1997.

         Interest expense decreased by $1.0 million for the six months ended June 30, 1997 as compared to the same period in the prior year primarily due to a decrease in the outstanding balance of third party debt during the first half of the year.

         The Company continues to refine and implement its previously announced business plan, the principal components of which are (i) developing a capital structure designed to allow the Company to achieve its business objectives,
(ii) redefining the Company's business through repositioning, disposing, expanding or redeveloping its existing FECs, (ii) seeking to enhance profitability through improved operating and management efficiencies, sales and marketing programs, employee training and the alignment of the Company's cost structure to a level appropriate for the business transacted, (iv) growth of the Company's business through strategic acquisitions and development of new parks, and (v) the development of the Company's name recognition and related sponsorship opportunities. A key aspect of the new plan is the development and refinement of the Company's new concept -- the "Malibu SpeedZone" parks -- primarily designed for young adults. Malibu SpeedZones include the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top-Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The Company completed the renovation of three of its former Malibu GrandPrix FECs in Dallas, Texas; Atlanta, Georgia and Puente Hills, California to Malibu SpeedZones. The Malibu Speedzones at these locations opened in the latter part of June 1997. Assuming that cost effective financing is available to the Company (see "--Liquidity and Capital Resources"), the Company expects to acquire sites for the construction of Malibu SpeedZone parks and convert a number of its other FECs to this concept once it has been proven and refined.

         The business of the Company is highly seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. As a result of this seasonality and the fact that the Company's business plan is in the early stages of implementation, the Company believes that the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the Company's future results of operations.


Liquidity and Capital Resources


         During the six months ended June 30, 1997, the Company financed its operations primarily through cash flow from operations, capital contributions and the borrowings from the Company's largest shareholder, and proceeds from the sale of 11 of the Company's FECs. The Company's principal uses of cash during the first two quarters of 1997 were to finance off-peak season operations and costs associated with the development of the business plan, to renovate the parks which are being converted into Malibu SpeedZones, and to purchase land for future development.

         The Company's capital expenditures totalled $40.4 million and $5.8 million, respectively, for the three and six months ended June 30, 1997, as compared to $2.2 million and $0 for the comparable periods of last year. The total capital expenditures for the redevelopment of the three SpeedZone parks is currently estimated at $51 million.

         During the second quarter of 1997, the Company entered into two promissory notes with its largest shareholder with terms which are believed to be comparable to terms which would be attainable from third parties. The first promissory note is for $9.5 million with interest at 10% and is payable on the earlier of demand or August 2001. The second promissory note is for maximum borrowing of up to $30.0 million with interest at LIBOR plus 350 basis points and matures in August 2001. In July 1997, the Company entered into a loan agreement with a financial institution under which the Company borrowed $21.4 million. The loan bears interest at LIBOR plus 350 basis points and matures in September 1998.

         The Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations will be sufficient to fund the Company's reasonably foreseeable working capital and debt service requirements. However, the Company presently expects that funding for capital expenditures during the latter part of 1997 for the Company's existing FECs and the conversion of certain other FECs to the Malibu SpeedZone concept will require the Company to seek to secure additional capital resources, which could involve the issuance of debt or equity securities, securitization of assets or other capital transactions. The cost of conversion of existing FECs to the Malibu SpeedZone concept, or the development of new Malibu SpeedZone parks, will be dependent upon various factors, including land acquisition, construction and other costs, but is expected to be substantial ($10-20 million per facility). The pursuit of any acquisition opportunities which may become available and the implementation of the Company's business plan on a more rapid timetable than the Company presently contemplates also may require the Company to issue additional debt or equity securities or to consider possible changes in its capitalization or structure. Accordingly, there can be no assurances that the Company will be able fully to implement its business plan or to pursue those or other opportunities that otherwise might be available to the Company or as to the timing or terms thereof.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share". The new standard, which is effective for the fiscal year ending December 31, 1997, revises the disclosure requirements and simplifies the computations of earnings per share. Management believes that the impact of this standard will not be material.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". The new standard, which is effective for Companies with fiscal years beginning after December 15, 1997, establishes standards for reporting comprehensive income. Management believes that the impact of this standard will not be material.

FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, relating to the operations and results of operations of the Company, the Company's rapid expansion, the ownership and leasing of real estate, competition from other hospitality companies and changes in economic cycles, as well as the other factors described herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, estimated, expected or intended.

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description

          3.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1993) (the "1993 10-K")"

          3.2 Bylaws of the Company, as amended (incorporated by reference to the Company's Current Report on Form 8-K, dated June 19, 1996 (the "1996 8-K")

          4.1 Specimen Certificate of Company's common stock (incorporated by reference to the 1993 10-K)

          4.2           Form of Warrant (incorporated by reference to the 1993
                        10-K)

          4.3 Indenture, dated as of November 15, 1994, between the Company and Continental Stock Transfer and Trust Company, as Trustee (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1994) and Supplemental Indenture thereto dated August 28, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")

          4.4 Certificates of Designations of Preferred Stock Terms (incorporated by reference to the 1996 10-K)

          10.1 1993 Company Incentive Stock Option Plan with accompanying forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement, Stock Bonus Agreement, Stock Bonus Agreement and Stock Purchase Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2) (File No. 33-68454-A) (the "Registration Statement")

          10.2 1993 Company Nonemployee Director Stock Option Plan with accompanying forms of Stock Option (incorporated by reference to the Registration Statement)

          10.3 Equity Incentive Plan (incorporated by reference to Annex A of the Company's proxy statement on Schedule 14A for the 1997 Annual Meeting of Shareholders)

          10.4 Promissory Note, dated June 30, 1993, in the principal amount of $6,150,000 granted by the Company in favor of M.B. Seretean (incorporated by reference to the Registration Statement)

          10.5 Consolidated, Amended and Restated Loan and Security Agreement, dated as of August 22, 1996, by and between the Company and Foothill Capital Corporation (incorporated by reference to the 1996 10-K)

          10.6 Investment Agreement, dated as of June 5, 1996, as amended, between MEI Holdings, L.P. and the Company (incorporated by reference to MEI Holdings' Amendment No. 3 to Schedule 13-D-1 filed September 25, 1996) ("MEI Holdings' 13-D-1")

          10.7 Warrant, dated August 28, 1996, by the Company (incorporated by reference to MEI Holdings' 13D-1)

          10.8 Standstill Agreement, dated August 28, 1996, between the Purchaser and the Company (incorporated by reference to MEI Holdings' 13-D-1)

          10.9 Registration Rights Agreement, dated August 28, 1996 (incorporated by reference to MEI Holdings' 13D-1)

          10.10 Agreements, dated August 28, 1996 (incorporated by reference to the 1996 8-K)

          10.11 Letters re: Voting Agreements, dated August 28, 1996 (incorporated by reference to the 1996 10-K)

          10.12 Redemption Agreement, dated November 14, 1996, between the Company and MEI Holdings, L.P. (incorporated by reference to MEI Holdings' Schedule 14-D-1, dated November 14, 1996)

          10.13 Promissory Note from the Company to MEI Holdings for $30.0 million, dated as of June 5, 1997, as amended and restated (filed herewith)

          10.14 Promissory Note from the Company to MEI Holdings for $9.5 million, dated as of June 5, 1997 (filed herewith)

          10.15 Loan Agreement, dated as of June 27, 1997, between Malibu Centers, Inc. and Nomura Asset Capital Corporation ("Nomura") (filed herewith)

          10.16 Promissory Note from Malibu Centers, Inc. to Nomura for $21,390,375 (filed herewith)

          10.17 Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (filed herewith)

          27            Financial Date Schedule (for Sec purposes only)

(b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                            MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                            By:      /s/ Richard M. FitzPatrick
                                                     --------------------------
                                                     Richard M. FitzPatrick
                                                     Chief Financial Officer

August 14, 1997

                                 Exhibit Index



Exhibit No.                Description
-----------                -----------
          3.1           Articles of Incorporation of the Company (incorporated
                        by reference to the Company's Annual Report on Form
                        10-K for the year ended September 30, 1993) (the "1993
                        10-K")"

          3.2 Bylaws of the Company, as amended (incorporated by reference to the Company's Current Report on Form 8-K, dated June 19, 1996 (the "1996 8-K")

          4.1           Specimen Certificate of Company's common stock
                        (incorporated by reference to the 1993 10-K)

          4.2           Form of Warrant (incorporated by reference to the 1993
                        10-K)

          4.3 Indenture, dated as of November 15, 1994, between the Company and Continental Stock Transfer and Trust
                        Company, as Trustee (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        September 30, 1994) and Supplemental Indenture thereto dated August 28, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1996 (the "1996 10-K")

          4.4           Certificates of Designations of Preferred Stock Terms
                        (incorporated by reference to the 1996 10-K)

          10.1 1993 Company Incentive Stock Option Plan with accompanying forms of Incentive Stock Option Agreement,
                        Nonstatutory Stock Option Agreement, Stock Bonus
                        Agreement, Stock Bonus Agreement and Stock Purchase
                        Agreement (incorporated by reference to the Company's
                        Registration Statement on Form SB-2) (File No.
                        33-68454-A) (the "Registration Statement")

          10.2 1993 Company Nonemployee Director Stock Option Plan with accompanying forms of Stock Option (incorporated by reference to the Registration Statement)

          10.3          Equity Incentive Plan (incorporated by reference to
                        Annex A of the Company's proxy statement on Schedule
                        14A for the 1997 Annual Meeting of Shareholders)

          10.4 Promissory Note, dated June 30, 1993, in the principal amount of $6,150,000 granted by the Company in favor of M.B. Seretean (incorporated by reference to the Registration Statement)

          10.5          Consolidated, Amended and Restated Loan and Security
                        Agreement, dated as of August 22, 1996, by and between the Company and Foothill Capital Corporation
                        (incorporated by reference to the 1996 10-K)

          10.6 Investment Agreement, dated as of June 5, 1996, as amended, between MEI Holdings, L.P. and the Company
                        (incorporated by reference to MEI Holdings' Amendment
                        No. 3 to Schedule 13-D-1 filed September 25, 1996)
                        ("MEI Holdings' 13-D-1")

          10.7          Warrant, dated August 28, 1996, by the Company
                        (incorporated by reference to MEI Holdings' 13D-1)

          10.8          Standstill Agreement, dated August 28, 1996, between the
                        Purchaser and the Company (incorporated by reference to MEI Holdings' 13-D-1)

          10.9          Registration Rights Agreement, dated August 28, 1996
                        (incorporated by reference to MEI Holdings' 13D-1)

          10.10 Agreements, dated August 28, 1996 (incorporated by reference to the 1996 8-K)

          10.11         Letters re: Voting Agreements, dated August 28, 1996
                        (incorporated by reference to the 1996 10-K)

          10.12 Redemption Agreement, dated November 14, 1996, between the Company and MEI Holdings, L.P. (incorporated by reference to MEI Holdings' Schedule 14-D-1, dated
                        November 14, 1996)

          10.13         Promissory Note from the Company to MEI Holdings for
                        $30.0 million, dated as of June 5, 1997, as amended and restated (filed herewith)

          10.14         Promissory Note from the Company to MEI Holdings for
                        $9.5 million, dated as of June 5, 1997 (filed herewith)

          10.15         Loan Agreement, dated as of June 27, 1997, between
                        Malibu Centers, Inc. and Nomura Asset Capital
                        Corporation ("Nomura") (filed herewith)

          10.16         Promissory Note from Malibu Centers, Inc. to Nomura for
                        $21,390,375 (filed herewith)

          10.17 Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (filed herewith)

          27            Financial Date Schedule (for Sec purposes only)