Form 10-Q
period 1997-09-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1997-11-14
CIK 912027

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                            ________________________




                                   FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997




                            ________________________




                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
          (FORMERLY NAMED MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.)
                        5895 Windward Parkway, Suite 220
                        Alpharetta, Georgia  30005-8805
                                 (770) 442-6640



                            ________________________


    Incorporated in Georgia    SEC File No.:  0-22458    IRS Employer Id.
                                                         No.: 58-1949379




                            ________________________


         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At November 14, 1997, 48,558,651 shares of the Company's Common Stock were outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                  SEPTEMBER 30,
                                                                                     1997             DECEMBER 31,
                                                                                  (UNAUDITED)             1996
                                                                                 -------------       -------------

ASSETS
Current
   Cash and cash equivalents                                                     $   1,333,413       $   2,583,735
   Restricted cash                                                                   2,292,005             966,075
   Accounts receivable, net of allowance for doubtful accounts                         293,477             109,537
   Stock subscription receivable                                                            --          16,076,260
   Inventories                                                                       2,129,732           1,359,331
   Current portion of notes receivable                                                 377,668             172,284
   Assets held for sale                                                              3,002,672           6,271,003
   Other current assets                                                              1,358,400           1,261,694
                                                                                 -------------       -------------

        Total current assets                                                        10,787,367          28,799,919
                                                                                 -------------       -------------

Property and equipment, less accumulated depreciation                              134,273,865          85,484,158
                                                                                 -------------       -------------

Other noncurrent
   Investments in and advances to limited partnerships                               2,803,096           2,288,129
   Notes receivable                                                                         --             272,267
   Other assets                                                                        667,480             190,479
   Debt issuance costs, less accumulated amortization                                3,635,647           2,453,798
   Intangible assets, less accumulated amortization                                  2,644,214           2,608,608
                                                                                 -------------       -------------

        Total other noncurrent assets                                                9,750,437           7,813,281
                                                                                 -------------       -------------

                                                                                 $ 154,811,669       $ 122,097,358
                                                                                 =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable                                              $  22,368,416       $   1,120,467
   Accounts payable                                                                  9,172,817           2,354,823
   Accrued expenses                                                                  9,043,927           5,777,707
   Accrued expenses related to assets held for sale                                  1,009,662           3,250,000
   Income taxes payable                                                                  2,729              86,888
                                                                                 -------------       -------------

        Total current liabilities                                                   41,597,551          12,589,885

   Line of credit                                                                    7,493,377           7,250,053
   Term loan revolver                                                               10,000,000          12,500,000
   Notes payable to shareholder                                                     27,587,292                  --
   Notes payable                                                                     7,798,636           5,788,475
   Convertible subordinated debentures                                                      --          16,521,422
   Other accrued expenses                                                            1,477,240           2,438,383
                                                                                 -------------       -------------

        Total liabilities                                                           95,954,096          57,088,218
                                                                                 -------------       -------------

   Contingent liability for guaranteed stock values                                         --             777,861
                                                                                 -------------       -------------

   Shareholders' equity
   Preferred stock, 6,000,000 shares authorized with no par value
      Series F, 2,700,000 authorized; 0 and 808,692 issued
        and outstanding                                                                     --          22,700,000
      Series G, 213,551 authorized; 0 and 213,551 issued
        and outstanding                                                                     --           4,826,260
    Common stock, 100,000,000 shares authorized with no par
         value; 48,558,651 and 28,472,877 shares
         issued and outstanding                                                    141,669,654          97,062,239
    Outstanding warrants                                                             2,085,100           2,440,100
    Notes receivable from employees                                                 (6,218,510)         (5,681,951)
    Accumulated deficit                                                            (78,678,671)        (57,115,369)
                                                                                 -------------       -------------

        Total shareholders' equity                                                  58,857,573          64,231,279
                                                                                 -------------       -------------

                                                                                 $ 154,811,669       $ 122,097,358
                                                                                 =============       =============

The year- end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting standards.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                        FOR THE                              FOR THE
                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                            -------------------------------       -------------------------------
                                                               1997               1996               1997                1996
                                                            ------------       ------------       ------------       ------------

OPERATING REVENUES
Entertainment revenue                                       $ 16,877,423       $ 12,400,161       $ 35,423,138       $ 30,554,387
                                                            ------------       ------------       ------------       ------------

OPERATING EXPENSES
Entertainment expenses                                        18,313,667          9,710,146         38,169,449         25,218,929
General and administrative expenses                            2,092,635          1,892,622          6,342,107          6,499,525
Other expenses                                                   166,619            178,275            504,152            594,733
Depreciation and amortization                                  3,530,115          1,473,509          6,250,094          4,401,001
Loss due to impairment of assets                                      --                 --                 --          2,871,000
                                                            ------------       ------------       ------------       ------------
Total operating expenses                                      24,103,036         13,254,552         51,265,802         39,585,188
                                                            ------------       ------------       ------------       ------------


Operating loss                                                (7,225,613)          (854,391)       (15,842,664)        (9,030,801)

OTHER (EXPENSE) INCOME
Interest expense                                              (2,302,632)        (2,147,215)        (3,709,357)        (4,568,605)
Interest income                                                  172,509             86,705            475,089            163,124
Office closing expense                                        (2,245,000)        (2,245,000)
Loss on settlement of strategic alliance agreements                   --                 --                 --         (1,005,751)
Gain associated with development and
   construction division                                              --                 --                 --            795,000
Gain associated with cancellation of warrants                         --             88,000                 --            422,333
Other                                                            100,658            (86,189)            60,460          1,107,183
                                                            ------------       ------------       ------------       ------------

Loss before benefit for income taxes and
   extraordinary item                                        (11,500,078)        (2,913,090)       (21,261,472)       (12,117,517)

Extraordinary item (less applicable income tax benefit
   of $300,000)                                                       --           (362,580)                --           (362,580)
Benefit for income taxes                                              --          1,354,442                 --          4,540,616
Equity in net (losses) earnings of limited
   partnerships, net of tax                                        1,360                 --            (23,331)           (45,976)
                                                            ------------       ------------       ------------       ------------

Net loss                                                    $(11,498,718)      $ (1,921,228)      $(21,284,803)      $ (7,985,457)

NET LOSS APPLICABLE TO COMMON STOCK
    Net loss before extraordinary item                      $(11,498,718)      $ (1,558,648)      $(21,284,803)      $ (7,622,877)
    Less: Preferred stock dividends                                   --           (747,219)                --         (2,969,464)
                                                            ------------       ------------       ------------       ------------

Net loss applicable to common stock before
   extraordinary item                                        (11,498,718)        (2,305,867)       (21,284,803)       (10,592,341)
Extraordinary item                                                    --           (362,580)                --           (362,580)
                                                            ------------       ------------       ------------       ------------

Net loss applicable to common stock                         $(11,498,718)      $ (2,668,447)      $(21,284,803)      $(10,954,921)
                                                            ============       ============       ============       ============
Net loss per share of common stock before
   extraordinary item                                       $      (0.24)      $      (0.13)      $      (0.54)      $      (0.76)
Extraordinary item                                                    --              (0.02)                --              (0.03)
                                                            ------------       ------------       ------------       ------------
Net loss per share of common stock                          $      (0.24)      $      (0.15) $           (0.54)      $      (0.79)
                                                            ============       ============       ============       ============

Weighted average number of shares of
    common stock and common stock equivalents
    used in calculating net loss per share                    48,531,104         18,151,057         39,773,194         13,867,288
                                                            ============       ============       ============       ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1997                1996
                                                                        ------------       ------------

Operating activities:
   Net loss                                                             $ (21,284,803)     $ (7,985,457)
   Extraordinary item, net of taxes                                                             362,580
   Adjustments to reconcile net loss to
      net cash used by operating activities
     Equity in net losses of limited partnerships,
        net of tax                                                           (23,331)           (45,976)
     Allowance for doubtful accounts                                                            470,000
     Depreciation and amortization                                         6,250,094          4,401,001
     Amortization of loan costs                                              844,562          1,145,149
     Loss on impairment of assets                                                 --          2,871,000
     Amortization of warrants                                                     --            234,722
     Issuance of warrants                                                         --             60,000
     Gain associated with cancellation of warrants                                --           (422,333)
     Gain on write off of property and equipment                             (60,460)        (1,107,183)
     Gain associated with development and construction
        division                                                                  --           (795,000)
   Changes in assets and liabilities, net of acquisition
     Increase in accounts receivable                                        (183,940)          (867,884)
     (Increase) decrease in inventory                                       (823,581)            56,650
     Increase in other assets                                               (807,690)        (5,336,425)
     Increase in debt issuance costs and
        intangible assets                                                 (2,416,301)        (1,752,548)
     Increase in accounts payable                                          6,817,994            569,823
     Increase (decrease) in accrued expenses                               2,304,977           (103,217)
     Decrease in income taxes payable                                        (84,159)                --
     Decrease in accrued expenses relating to assets
        held for sale                                                       (777,947)                --
     Decrease in deferred revenue                                                 --         (1,856,248)
                                                                        ------------       ------------

        Cash provided (used) by operating activities                     (10,244,585)       (10,101,346)
                                                                        ------------       ------------

Investing activities:
   Purchases of property and equipment                                   (57,007,460)        (4,826,904)
   Proceeds from sale of property and equipment                            4,313,239          3,460,683
   Increase in notes receivable                                              (68,750)          (435,745)
   Principal receipts under notes receivable                                 135,633             27,315
   Increase in investments in and advances to
      limited partnerships                                                  (607,868)        (2,867,744)
   (Increase) decrease in restricted cash                                 (1,325,930)         1,056,684
   Increase in earnest money deposits                                             --           (630,060)
   Purchase of facilities                                                         --           (609,097)
   Decrease in restricted certificates of deposit                                 --          1,925,686
                                                                        ------------       ------------

        Cash used by investing activities                                (54,561,136)        (2,899,182)
                                                                        ------------       ------------

Financing activities:
   Proceeds from borrowings                                               52,821,224         40,391,379
   Payments of borrowings                                                 (4,232,498)       (59,116,981)
   Issuance of preferred stock                                                    --          6,662,000
   Redemption of preferred stock                                                  --         (7,398,690)
   Redemption of subordinated debentures                                          --         (4,003,598)
   Issuance of common stock                                                       --         45,121,875
   Increase in interest receivable on notes receivable from
     employees                                                              (314,446)                --
   Decrease in stock subscription receivable                              16,076,260                 --
   Stock issuance costs                                                           --         (4,000,275)
   Payment of contingent liability for stock price guarantee                (777,861)        (3,018,451)
   Purchase of stock                                                         (17,280)          (722,744)
   Payment of dividends                                                           --           (138,455)
                                                                        ------------       ------------

        Cash provided by financing activities                             63,555,399         13,776,060
                                                                        ------------       ------------

Decrease in cash and cash equivalents                                     (1,250,322)           775,532
Cash and cash equivalents, beginning of period                             2,583,735          1,549,338
                                                                        ------------       ------------

Cash and cash equivalents, end of period                                $  1,333,413       $  2,324,870
                                                                        ============       ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all materials respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature and the Company is engaged in the implementation of a new business plan. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

         The Company's operations for the three months ended September 30, 1997, resulted in a net loss of $11.5 million ($0.24 per share) as compared to a net loss of $1.9 million ($0.15 per share) for the comparable period in the prior year. For the nine months ended September 30, 1997, the Company's operations resulted in a net loss of $21.3 million ($0.54 per share) as compared to a net loss of $8.0 million ($0.79 per share) in the comparable period in the prior year.

         Entertainment revenues for the three and nine months ended September 30, 1997 were $16.9 million and $35.4 million, respectively, compared to $12.4 million and $30.6 million, respectively, for the comparable periods of 1996. The increase in entertainment revenues was due to

(i) an increase in entertainment revenue from the family entertainment centers ("FECs") which were operated in both years ($.9 and $1.9 million for the three and nine months ended September 30, 1997, respectively), (ii) an increase in entertainment revenues from the three FECs which were converted to Malibu Speedzones ($4.6 and $3.1 million for the three and nine months ended September 30, 1997, respectively and (iii) three FECs purchased in August 1996 were included in the Company's results of operations for the nine months ended September 30, 1997 but were only included in the comparable period in the prior year for the months of August and September ($.4 and $2.3 million in entertainment revenues for the three and nine months ended September 30, 1997, respectively.) These increases were offset by the decrease in revenue ($1.6 and $1.1 million for the three and nine months ended September 30, 1997, respectively) from the FECs which were sold in May 1997.

         Entertainment expenses increased by $8.6 and $12.9 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the prior year primarily as a result of (i) greater operating costs associated with the significant increase in operating revenues generated by the new SpeedZone product, (ii) excess operating costs for the SpeedZone parks to provide enhanced customer service in the initial months of operations prior to the implementation of operational efficiencies, (iii) expenses associated with the grand opening of the SpeedZone parks and pre-opening costs such as advertising, training, travel, uniforms, etc., (iv) additional advertising expenses incurred to revitalize customer awareness of all of the Company's FECs, and (v) the three FECs purchased in August 1996.

         Depreciation and amortization expense increased by $2.0 and $1.9 for the three and nine months ended September 30, 1997, respectively, primarily as a result of the acquisition of the three parks in August 1996 and the depreciation recognized on the newly constructed SpeedZones.

         Interest expense decreased by $0.9 million for the nine months ended September 30, 1997 as compared to the same period in the prior year primarily due to a decrease in the outstanding balance of third party debt during the first half of the year as compared to the same period in the prior year.

         Net loss for the nine months ended September 30, 1997 was greater than the comparable 1996 period in substantial part due to a $4.5 million dollar tax benefit and "non-recurring" income items of $.9 million which were included in the 1996 results of operations. As a result of the uncertainty regarding the operating results to be achieved upon the execution of the Company's new business plan adopted in the fourth quarter of 1996, the Company reversed the income tax benefit in the fourth quarter of 1996 and has recognized no similar benefit in 1997.

         The Company continues to refine and implement its previously announced business plan, the principal components of which are (i) developing a capital structure designed to allow the Company to achieve its business objectives,
(ii) redefining the Company's business through repositioning, disposing, expanding or redeveloping its existing FECs, (iii) seeking to enhance profitability through improved operating and management efficiencies, sales and marketing programs, employee training and the alignment of the Company's cost structure to a level appropriate for the business transacted, (iv) growth of the Company's business through strategic acquisitions and development of new parks, and (v) the development of the Company's name recognition and related sponsorship opportunities. A key aspect of the new plan is the development and refinement of the Company's new concept -- the "Malibu SpeedZone" parks -- primarily designed for young adults. SpeedZones include the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top-Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The Company completed the renovation of three of its former Malibu GrandPrix FECs in Dallas, Texas; Atlanta, Georgia and Puente Hills, California to Malibu SpeedZones. The SpeedZones at these locations opened in the latter part of June 1997. Assuming that cost effective financing is available to the Company (see "--Liqudity and Capital Resources"), the Company expects to acquire sites for the construction of SpeedZone parks and convert a number of its other FECs to this concept once it has been proven and refined.

         In connection with the business plan, management has made the decision to relocate the Company's corporate headquarters from Atlanta, Georgia to Dallas, Texas effective March 1, 1998. In connection with this relocation the Company recognized office closing costs (including $2.0 million in severance costs) of approximately $2.2 million in the three month period ended September 30, 1997.

         The business of the Company is highly seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. As a result of this seasonality and the fact that the Company's business plan is in the early stages of implementation, the Company believes that the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the Company's future results of operations.


Liquidity and Capital Resources


         During the nine months ended September 30, 1997, the Company financed its operations primarily through cash flow from operations, capital contributions and borrowings from the Company's largest shareholder and third party debt, and proceeds from the sale of 12 of the Company's FECs. The Company's principal uses of cash during the first two quarters of 1997 were to finance operations and costs associated with the development of the business plan, to renovate the parks which are being converted into SpeedZones, and to purchase land for future development.

         The Company's capital expenditures totaled $16.6 million and $57.0 million, respectively, for the three and nine months ended September 30, 1997, as compared to $2.6 million and $4.8 for the comparable periods of last year. The total capital expenditures for the redevelopment of the three SpeedZone parks is currently estimated at $52 million, $49 million of which has been spent as of September 30, 1997.

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

         The Company believes that, with respect to its current operations, the Company's cash on hand and funds from operations and available borrowings from the Company's largest shareholder will be sufficient to fund the Company's reasonably foreseeable working capital and debt service requirements. However, the Company presently expects that the conversion of certain other FECs to the SpeedZone concept and the development of new SpeedZone parks will require the Company to seek to secure additional capital resources, which could involve the issuance of debt or equity securities, securitization of assets or other capital transactions. The cost of conversion of existing FECs to the SpeedZone concept, or the development of new SpeedZone parks, will be dependent upon various factors, including land acquisition, construction and other costs, but is expected to be substantial ($10-20 million per facility). The pursuit of any acquisition opportunities which may become available and the implementation of the Company's business plan on a more rapid timetable than the Company presently contemplates also may require the Company to issue additional debt or equity securities or to consider possible changes in its capitalization or structure. Accordingly, there can be no assurances that the Company will be able fully to implement its business plan or to pursue those or other opportunities that otherwise might be available to the Company or as to the timing or terms thereof.


FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, relating to the operations and results of operations of the Company, the Company's expansion, the ownership and leasing of real estate, competition from other hospitality companies and changes in economic cycles, as well as the other factors described herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, estimated, expected or intended.


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

                 10.8 Registration Rights Agreement, dated August 28, 1996 (incorporated by reference to MEI Holdings' 13D-1)

                 10.9 Agreements, dated August 28, 1996 (incorporated by reference to the 1996 8-K)

                 10.10 Letters re: Voting Agreements, dated August 28, 1996 (incorporated by reference to the 1996 10-K)

                 10.11 Redemption Agreement, dated November 14, 1996, between the Company and MEI Holdings, L.P. (incorporated by reference to MEI Holdings'
                               Schedule 14-D-1, dated  November 14, 1996)

                 10.12 Promissory Note from the Company to MEI Holdings for $30.0 million, dated as of June 5, 1997, as amended and restated (incorporated by reference to Form 10-Q for the quarter ended June 30, 1997)

                 10.13 Promissory Note from the Company to MEI Holdings for $9.5 million, dated as of June 5, 1997 (incorporated by reference to the Form 10-Q filed for the quarter ended June 30,
                               1997)

                 10.14 Loan Agreement, dated as of June 27, 1997, between Malibu Centers, Inc. and Nomura Asset Capital Corporation ("Nomura") (incorporated by reference to the Form 10-Q filed for the quarter ended June 30, 1997)

                 10.15 Promissory Note from Malibu Centers, Inc. to Nomura for $21,390,375 (incorporated by reference to the Form 10-Q filed for the quarter ended June 30,1997)

                 10.16 Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (incorporated by reference to the Form 10-Q filed for the quarter ended June 30, 1997)

                 27            Financial Data Schedule (for Sec purposes only)


(b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                        MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                        By:      /s/ Richard M. FitzPatrick
                                                -------------------------------
                                                Richard M. FitzPatrick
                                                Chief Financial Officer

November 14, 1997

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
 27                        Financial Data Schedule