Form 10-K
period 1997-12-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1998-03-31
CIK 912027

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                             ---------------------

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
          (FORMERLY NAMED MOUNTASIA ENTERTAINMENT INTERNATIONAL, INC.)
                         717 NORTH HARWOOD, SUITE 1650
                              DALLAS, TEXAS 75201
                                 (214) 210-8701

                             ---------------------

INCORPORATED IN GEORGIA      COMMISSION FILE NO. 0-22458      IRS NO. 58-1949379

                             ---------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
          Common Stock, no par value                      American Stock Exchange

                             ---------------------

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

     At March 25, 1998, there were 48,376,773 shares of the Company's Common Stock outstanding. The aggregate market value of the 9.1 million shares of Common Stock held by nonaffiliates of the Company was approximately $35.6 million, based on the closing sales price of Common Stock as reported by the American Stock Exchange on that date.

                             ---------------------

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's 1998 annual meeting of shareholders, which will be filed prior to April 30, 1998, are incorporated by reference into Part III hereof to the extent stated therein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.
================================================================================

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

BUSINESS

     Malibu Entertainment Worldwide, Inc. (the "Company") owns and operates multiple-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC"), which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms, souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. As of March 27, 1998, the Company owned, leased or had a majority ownership interest in 29 traditional FECs, one of which was held for sale. In 1997, the Company introduced its new SpeedZone concept. SpeedZones are primarily designed for young adults and feature the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The implementation of the SpeedZone concept began in 1997 with the re-development and opening, at the end of June, of the new SpeedZones in Dallas and Los Angeles and a scaled-down version in Atlanta.

     The new SpeedZones have been endorsed and promoted by six of the top professional race car drivers in the world -- NASCAR drivers Mark Martin and Jeff Burton, CART drivers Al Unser, Jr., Jimmy Vasser and Bryan Herta and a top fuel drag racing winner on the NHRA circuit, Kristen Powell. In addition to arranging such endorsements and promotions, the Company has engaged these race car drivers to advise the company in providing the most realistic and competitive racing experience possible for SpeedZone guests. Revenues for the last six months of 1997 for the three SpeedZone parks were $3.8 million for Dallas, $4.7 million for Los Angeles and $2.3 million for Atlanta, for a total of $10.8 million, as compared to $0.9 million, $1.4 million and $1.0 million, respectively, for a total of $3.3 million, for the same periods in 1996 when these parks operated as FECs, a 227% overall increase in revenues for six months. The initial focus on concept design and development was followed by the implementation of operational service standards designed to assure the highest possible level of guest satisfaction. Since then, the Company has focused on effective group sales programs and other profit improvement programs.

     The Company's primary focus in 1997 was the re-development and opening of the three new SpeedZones, the repositioning of its base of traditional FECs (which included the sale or closure of 16 FECs), redevelopment of the Company's corporate infrastructure, including the downsizing and relocation of its corporate headquarters to Dallas from Atlanta, and other initiatives designed to improve the Company's results of operations. In 1998, the Company intends to seek to obtain additional sources of debt or equity capital to provide funds to develop additional SpeedZone parks once the concept has been proven and refined and to further improve the results of operations of its SpeedZones and FECs. See "Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources".

PROPERTIES

     As of March 27, 1998, the Company operated 29 FECs located in 10 states. One of the Company's operating FECs was held for sale. Excluding the FEC held for sale, 11 of the Company's remaining FECs were owned, 15 were leased under agreements expiring on various dates from 1998 to 2019 and two were owned by limited partnerships in which the Company had majority ownership interests. Payments under these leases totaled $4.0 million in 1997. The FECs not currently held for sale are located in California (4), Florida (4), Georgia (3), New Jersey (1), Nevada (1), Ohio (3), Oregon (1), South Carolina (1), Colorado (1) and Texas (9), generally in large metropolitan areas and the Partnership FECs are located in California and Texas.

     The Company is currently operating one FEC which the Company has contracted to sell and has two leased sites and two owned sites that have been closed for disposition. The Company's total reserves for the sale or closure of these parks was $1.1 million as of December 31, 1997. The FECs held for sale or closure were carried on the Company's books at $3.0 million as of December 31, 1997. While the Company presently intends to seek to sell or discontinue these assets in an orderly fashion during 1998, there can be no assurance that it will be able to do so.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

INFORMATION RELATING TO COMMON STOCK

     The Company's Common Stock is traded on the AMEX under the symbol "MBE". The following table indicates for each calendar quarter the high and low reported closing sale prices for the Company's Common Stock during the prior two calendar years:

                                                              HIGH      LOW
                                                              -----    -----
1997
Fourth Quarter..............................................  $4.43    $3.00
Third Quarter...............................................  $5.50    $3.75
Second Quarter..............................................  $6.00    $2.50
First Quarter...............................................  $3.56    $2.50
1996
Fourth Quarter..............................................  $3.56    $1.94
Third Quarter...............................................  $3.06    $2.47
Second Quarter..............................................  $3.63    $2.38
First Quarter...............................................  $5.06    $3.25

As of March 25, 1998, there were approximately 188 holders of record of the Company's Common Stock.

     The Company has not paid dividends on its Common Stock since prior to its initial public offering and has no intention to begin paying regular dividends on its Common Stock in the foreseeable future. The payment of dividends is restricted by credit instruments to which the Company is a party.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                THREE
                                       YEARS ENDED              MONTHS                       YEARS ENDED
                               ---------------------------      ENDED       ---------------------------------------------
                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                   1997           1996         1995(1)          1995            1994            1993
                               ------------   ------------   ------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:
Operating revenues...........    $ 44,607       $ 37,430       $ 6,754        $ 46,207         $28,177         $12,159
Operating expenses(2)........      95,089         77,239        10,417          47,765          25,293           9,884
Operating income (loss)......     (50,482)       (39,809)       (3,663)         (1,558)          2,884           2,275
Interest expense.............       6,185          6,579         2,754           4,108           1,371             863
Income (loss) before other
  income (expenses)..........     (56,667)       (46,388)       (6,417)         (5,666)          1,513           1,412
Other income (expenses)......      (2,597)         1,648          (680)          1,514             342             -0-
Benefit (provision) for
  income taxes...............         -0-         (2,184)        2,692           1,310            (705)           (536)
Net income (loss)............     (59,303)       (47,633)       (4,494)         (3,201)          1,232             875
Basic and diluted income
  (loss) per share of Common
  stock......................    $  (1.41)      $  (2.91)      $ (0.77)       $  (0.53)        $  0.20         $  0.15
Weighted average shares of
  Common Stock outstanding...      41,960         17,407         8,375           7,720           6,269           3,089

                               DECEMBER 31,   DECEMBER 31,                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                   1997           1996                          1995            1994            1993
                               ------------   ------------                  -------------   -------------   -------------
BALANCE SHEET DATA:
Working capital..............    $ (1,824)      $ 16,210                      $ (8,253)        $(1,316)        $(2,617)
Total assets.................     135,350        122,097                       101,139          69,926          24,948
Long-term obligations,
  excluding current
  portion....................      95,733         25,538                        15,545          18,285          12,719
Convertible subordinated
  Debentures.................         -0-         16,521                        14,150             -0-             -0-
Total liabilities............     114,614         57,088                        51,702          28,258          19,141
Total shareholders' equity...    $ 20,736       $ 64,231                      $ 48,059         $31,827         $ 5,808

---------------

(1) Represents a three-month period as the Company changed its fiscal year end to December 31st of each year.

(2) Operating expenses include non-recurring charges including losses on impairment of assets and write downs of investments in affiliates of $20.9 million and $0.6 million, respectively, for the year ended December 31, 1997 and $21.0 million and $2.6 million, respectively, for the year ended December 31, 1996. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other non-recurring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Noncomparability

     Among other transactions and actions, during 1997, the Company opened the three new SpeedZones mid-year, closed four FECs, disposed of 12 FECs, recorded a $20.9 million charge for impairment of assets and a $0.6 million write down of investments in affiliates and a $2.4 million charge for relocation of its corporate headquarters, recorded a charge of $1.9 million for environmental remediation costs and issued 19.4 million shares of Common Stock upon conversion of certain convertible debt securities.

     Similarly, during 1996, the Company effected a recapitalization (see Note 2 of Notes to Consolidated Financial Statements), recorded a $21.0 million charge for impairment of assets and a $2.6 million write down of investments in affiliates, recorded a charge of $1.1 million for environmental remediation costs, and ceased conducting syndication and development/construction activities as separate businesses. In addition, $3.8 million of the Company's convertible preferred stock and $3.0 million of the Company's convertible debt was converted into Common Stock during 1996. In 1996, the Company changed its fiscal year end from September 30 to December 31. The Company also acquired the partnership interests that it did not already own in three FECs in August, 1996.

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

  Fiscal year ended December 31, 1997 compared to fiscal year ended December 31, 1996.

     The Company's operations resulted in a net loss of $59.3 million ($1.41 per share) for the year ended December 31, 1997 ("1997") as compared to a net loss of $47.6 million ($2.91 per share) for the year ended December 31, 1996 ("1996").

     The net loss for 1997 included $25.8 million ($0.61 per share) of non-recurring charges and expenses, and the net loss for 1996 included $30.3 million ($1.74 per share) of non-recurring charges and expenses, associated with the Recapitalization and the continued implementation and reassessment of the Company's business plan due to adjustments in carrying value of assets, increases in environmental reserves and, in 1997, the relocation of the Company's headquarters.

     Pursuant to the Company's business plan, 12 of the Company's non-strategic FECs were sold during 1997, five FECs are held for sale or closure, the Company is reviewing additional FECs for possible sale or closure, and the Company recorded a charge totaling $20.9 million under Statement of Financial Accounting Standards No. 121 ("SFAS 121") for impairment of assets and adjustments in carrying values. In 1996 the Company recorded a charge totaling $21.0 million under SFAS 121.

     See "Items 1 and 2 -- Business and Properties" for a discussion of the Company's business plan. In addition to the disposition of nonstrategic FECs and operational improvements, the Company's business plan involves the development and rollout of the Company's new "SpeedZone" concept. While the Company does not presently anticipate additional material nonrecurring charges against its existing asset base in 1998, and is taking steps to improve its results of operations, with the time required to fully develop its SpeedZone concept, the loss of operating revenues during the construction period for parks being reconsidered for redevelopment and other factors, management does not expect that the Company will return to profitability in 1998.

     Operating Revenues

     Entertainment revenues (revenues from the operation of FECs) increased by $7.7 million, or 22%, to $43.5 million for 1997 from $35.8 for 1996. The increase in entertainment revenues was due to (i) an increase in entertainment revenue from the FECs which were operated in both years ($2.2 million), (ii) an increase in entertainment revenues from the three FECs which were converted to SpeedZones ($5.9 million), and (iii) three FECs purchased in August 1996 that were only included in five months of 1996 ($2.3 million). These increases were offset by the decrease in revenue ($2.3 million) from the FECs which were sold in May 1997 and FECs closed in 1997 pending final disposition ($0.4 million).

     Operating Expenses

     Total 1997 operating expenses were $95.1 million, an increase of $17.9 million, or 23%, over 1996.

     Entertainment expenses increased by $18.3 million, or 55%, to $51.8 million for 1997 from $33.5 million for 1996. The increase is primarily a result of (i) greater operating costs associated with the increase in operating revenues generated by the new SpeedZone product, (ii) excess operating costs for the SpeedZone parks to provide enhanced customer service in the initial months of operations prior to the implementation of operational efficiencies, (iii) expenses associated with the grand opening of the SpeedZone parks and pre-opening costs such as promotion, advertising, training and non-recurring concept refinement costs, travel and (iv) additional advertising expenses incurred to revitalize customer awareness of all of the Company's FECs, and (v) the three FECs purchased in August 1996.

     General and administrative expenses decreased by $2.8 million, or 23%, to $9.2 million from $12.1 million for 1996. The decrease is primarily a result of expenses the Company incurred in 1996 relating to recording (i) bad debt reserves and various accruals of $1.6 million and (ii) costs associated with the Company's 1996 recapitalization.

     Depreciation and amortization expense increased by $3.8 million, or 61%, primarily as a result of the acquisition of the three parks in August 1996 and the depreciation recognized on the newly redeveloped SpeedZones.

     During each of 1997 and 1996, the Company recognized a loss due to impairment of assets of $20.9 million and $21.0 million, respectively, principally as a result of adjustments in the carrying value of assets resulting from the implementation of its new business plan and the determination that the carrying value of certain of such assets was higher than their undiscounted expected future cash flows. In addition, the Company adjusted the value of investments in its limited partnerships based upon their net realizable values which resulted in a loss on investments in affiliates of $0.6 million in 1997 and $2.6 million in 1996, recorded a charge of $1.1 million for environmental remediation costs in 1996 and an additional environmental charge of $1.9 million in 1997.

  Other (Expense) Income

     During 1997, the Company began the relocation of its corporate headquarters from Atlanta, Georgia to Dallas, Texas, which was completed March 1, 1998. In connection with this relocation, the Company recognized office closing costs (including $2.2 million in severance costs) of approximately $2.4 million in 1997.

  Calendar Year Ended December 31, 1996 Compared to Fiscal Year Ended September 30, 1995

     The Company's operations resulted in a net loss of $47.6 million ($2.91 per share) for the year ended December 31, 1996 ("1996"), as compared to a net loss of $3.2 million ($0.53 per share) for the year ended September 30, 1995 ("1995"). The net loss for 1996 included $30.3 million ($1.74 per share) of non-recurring charges and expenses associated with the recapitalization and the Company's new business plan.

     Operating Revenues

     Total operating revenues for 1996 declined by $8.8 million, or 19.0%, to $37.4 million as compared to $46.2 million for 1995.

     Entertainment revenues increased by $3.6 million, or 11.2%, to $35.8 million for 1996 from $32.2 million for 1995. The increase was principally due to (i) the inclusion of 12 months rather than 10 1/2 months of revenues from 21 FECs acquired from Malibu in November 1994 and (ii) the inclusion of revenues from five FECs acquired by the Company during 1996 in which the Company previously had a minority interest. Entertainment revenues for the 18 FECs owned and operated by the Company during both years decreased by $1.6 million, or 5.1%.

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

     Depreciation and amortization expense increased by $1.6 million, or 34.8%, principally as a result of the FECs acquired during 1996, and the fact that the newly acquired FECs operated for only 10 1/2 months in 1995.

     A loss due to impairment of assets of $21.0 million recognized in 1996 is principally a result of adjustments in the carrying value of assets determined pursuant to SFAS No. 121. Additionally, the Company adjusted the carrying value of investments in limited partnerships based upon their net realizable values which resulted in a loss on investments in affiliates of $2.6 million and recorded a charge for environmental remediation costs of $1.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity in 1997 were funds advanced by the Company's largest shareholder ($64.4 million) and third party debt ($25.4 million), and proceeds from the sale of non-strategic assets ($4.5 million). The Company's principal uses of liquidity in 1997 were to finance operations ($19.4 million), SpeedZone redevelopment and land costs ($59.2 million), purchase of property and equipment ($4.0 million) and the repayment of borrowings ($4.5 million).

     The Company and its largest shareholder have amended the existing $9.5 million and $30.0 million promissory notes (as amended, the "Shareholder Notes") to, among other things, increase the principal amount of the Shareholder Notes to $10.0 million and $65.0 million, respectively, and to provide that the Shareholder Notes are convertible at MEI Holdings' option into subordinated notes that are convertible into Common Stock ("Convertible Notes") which will have terms that an independent investment adviser advises the Company would ensure that the proceeds of a sale at that time of the Convertible Notes would be sufficient to repay the then-outstanding interest and principal on the Shareholder Notes and all third-party costs incurred in connection therewith. The amounts outstanding under the Shareholder Notes as of March 27, 1998, were $8.5 million and $39.8 million, respectively. The Company's largest shareholder is permitted, but is not required, to advance additional funds up to the face amounts under the Shareholder Notes.

     At December 31, 1997, the Company's total long-term debt was $95.7 million, $1.1 million of which is due during 1998. Required amortization of the Company's long-term debt during the next three years is as follows: 1999: $22.3 million; 2000: $4.0 million; and 2001: $67.5 million. The Company's $20.0 million term and revolving credit loan facility matures in August 2001, with no required principal amortization prior thereto.

     The Company presently expects that the conversion of certain other FECs to the SpeedZone concept and the development of new SpeedZone parks will require the Company to secure additional capital resources, which could involve the issuance of debt or equity securities, securitization of assets or other capital transactions. The cost of conversion of existing FECs to the SpeedZone concept, or the development of new SpeedZone parks, will be dependent upon various factors, including land acquisition, construction and other costs, but is expected to be substantial ($10-$20 million per facility). The pursuit of any acquisition opportunities which may become available and the implementation of the Company's business plan on a more rapid timetable than the Company presently contemplates also may require the Company to issue additional debt or equity securities or to consider possible changes in its capitalization or structure. Accordingly, there can be no assurance that the Company will be able fully to implement its business plan or to pursue those or other opportunities that otherwise might be available to the Company or as to the timing or terms thereof.

     In addition, the Company expects to seek to refinance its existing indebtedness, including indebtedness held by its largest shareholder, during 1998. Any refinancing could involve the issuance of additional debt or equity securities, or rights in respect thereof, the terms of which can not be predicted but could involve, among other possible transactions, additional asset sales, spin-offs or other transactions. There can be no assurance that such refinancing will be available to the Company or as to the amount and terms thereof.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements and Supplementary Data contained in this Report and is incorporated herein by reference. Specific financial information can be found at the pages listed in the following index:

                            ITEM                                  PAGE NO.
                            ----                              ----------------
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheet..................................  F-2
Consolidated Statement of Operations........................  F-3
Consolidated Statement of Cash Flows........................  F-4
Consolidated Statement of Changes in Shareholders' Equity...  F-5 and F-6
Notes to Consolidated Financial Statements..................  F-7 through F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

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

          3. Exhibits: The following exhibits are filed herewith:

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
          4.2            -- Form of Warrant (incorporated by reference to the
                            Company's 1993 10-K)
          4.3            -- Indenture, dated as of November 15, 1994, between the
                            Company and Continental Stock Transfer and Trust Company,
                            as Trustee (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended September
                            30, 1994) and Supplemental Indenture thereto dated August
                            27, 1996 (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1996 (the "1996 10-K"))
          4.4            -- Preferred Stock Designations (incorporated by reference to the 1996 10-K)
         10.1            -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))
         10.2            -- 1993 Company Nonemployee Director Stock Option Plan with accompanying forms of Stock Option (incorporated by
                            reference to the Registration Statement)
         10.3            -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            the 1997 Annual Meeting of Shareholders)
         10.4            -- Promissory Note, dated June 30, 1993, in the principal
                            amount of $6,150,000 in favor of M.B. Seretean
                            (incorporated by reference to the Registration Statement)
         10.5            -- Consolidated, Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
         10.6            -- Amendment No. 4 to the Consolidated, Amended and Restated
                            Loan Security, dated August 22, 1996, between the Company
                            and Foothill Capital Corporation (filed herewith)
         10.7            -- Investment Agreement, dated as of June 5, 1996, as
                            amended, between MEI Holdings and the Company
                            (incorporated by reference to MEI Holdings' Amendment No.
                            3 to Schedule 13D-1 filed September 25, 1996 ("MEI
                            Holdings' 13D-1"))

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.8            -- Warrant, dated August 28, 1996, by the Company
                            (incorporated by reference to MEI Holdings' 13D-1)
         10.9            -- Registration Rights Agreement, dated August 28, 1996,
                            between the Company and MEI Holdings (incorporated by
                            reference to MEI Holdings' Schedule 13D-1)
         10.10           -- Agreements, dated August 28, 1996, between the Company
                            and L. Scott Demerau and the Company and Julia E. Demerau
                            (incorporated by reference to the 1996 8-K)
         10.11           -- Redemption Agreement, dated November 14, 1996, between
                            the Company and MEI Holdings (incorporated by reference
                            to MEI Holdings' Schedule 14D-1, dated November 14, 1996)
         10.12           -- Second Amended and Restated Promissory Note from the
                            Company to MEI Holdings for $65.0 million, dated as of
                            June 5, 1997 (filed herewith)
         10.13           -- Amended and Restated Promissory Note from the Company to
                            MEI Holdings for $10.0 million, dated as of June 5, 1997
                            (filed herewith)
         10.14           -- Loan Agreement, dated as of June 27, 1997, between Malibu
                            Centers, Inc. and Nomura Asset Capital Corporation
                            ("Nomura") (incorporated by reference to the 2nd Q 1997
                            10-Q)
         10.15           -- Promissory Note from Malibu Centers, Inc. to Nomura for
                            $21,390,375 (incorporated by reference to the
                            (incorporated by reference to the 2nd Q 1997 10-Q)
         10.16           -- Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (incorporated by reference to the 2nd Q 1997
                            10-Q)
         21              -- Subsidiaries (incorporated by reference to the 1996 10-K)
         24              -- Powers of Attorney
         27              -- Financial Data Schedule (for SEC purposes only)

     (b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MALIBU ENTERTAINMENT WORLDWIDE, INC.

Date: March 27, 1998                    By:    /s/ RICHARD M. FITZPATRICK
                                           -------------------------------------
                                                  Richard M. FitzPatrick
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ ROBERT A. WHITMAN                  Chief Executive Officer, Chairman of the Board
-----------------------------------------------------    and Director
                  Robert A. Whitman

             /s/ RICHARD M. FITZPATRICK                Chief Financial Officer and Director
-----------------------------------------------------
               Richard M. FitzPatrick

                          *                            Director
-----------------------------------------------------
                  Daniel A. Decker

                          *                            Director
-----------------------------------------------------
                  L. Scott Demerau

                          *                            Director
-----------------------------------------------------
                  Julia E. Demerau

                          *                            Director
-----------------------------------------------------
                   James T. Hands

                          *                            Director
-----------------------------------------------------
               William M. Kearns, Jr.

                          *                            Director
-----------------------------------------------------
                  Steven D. Scheetz

                          *                            Director
-----------------------------------------------------
                  Bert W. Wasserman

---------------

* The undersigned, by signing his name hereto, does sign and execute this Report pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith:

                                            By: /s/ RICHARD M. FITZPATRICK
                                              ----------------------------------
                                                       Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Malibu Entertainment Worldwide, Inc.

     We have audited the accompanying consolidated balance sheets of MALIBU ENTERTAINMENT WORLDWIDE, INC. (A GEORGIA CORPORATION) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995, and the year ended September 30, 1995. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malibu Entertainment Worldwide, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995, and the year ended September 30, 1995 in conformity with generally accepted accounting principles.

                                            Arthur Andersen LLP

Atlanta, Georgia
March 31, 1998

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
Current
  Cash and cash equivalents.................................  $   5,270,843   $  2,583,735
  Restricted cash...........................................  1,302,724....        966,075
  Accounts receivable, net of allowance for doubtful
    accounts of $1,525,130 and $1,583,376...................             --        109,537
  Stock subscription receivable.............................             --     16,076,260
  Inventories...............................................      1,976,524      1,359,331
  Current portion of notes receivable.......................         79,927        172,284
  Assets held for sale......................................      3,002,672      6,271,003
  Other current assets......................................      1,019,946      1,261,694
                                                              -------------   ------------
         Total current assets...............................     12,652,636     28,799,919
                                                              -------------   ------------
Property and equipment, less accumulated depreciation.......    116,125,198     85,484,158
                                                              -------------   ------------
Other noncurrent
  Investments in and advances to limited partnerships.......      2,180,410      2,288,129
  Notes receivable..........................................         41,823        272,267
  Other assets..............................................        163,805        190,479
  Debt issuance costs, less accumulated amortization........      3,155,526      2,453,798
  Intangible assets, less accumulated amortization..........      1,029,986      2,608,608
                                                              -------------   ------------
         Total other noncurrent assets......................      6,571,550      7,813,281
                                                              -------------   ------------
                                                              $ 135,350,104   $122,097,358
                                                              =============   ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of notes payable..........................  $   1,060,411   $  1,120,467
  Accounts payable..........................................      5,623,907      2,354,823
  Accrued expenses..........................................      6,719,027      5,864,595
  Accrued expenses related to assets held for sale..........      1,073,714      3,250,000
                                                              -------------   ------------
         Total current liabilities..........................     14,477,059     12,589,885
Noncurrent liabilities
  Line of credit............................................      7,500,000      7,250,053
  Term loan revolver........................................     10,000,000     12,500,000
  Notes payable to shareholder..............................     48,301,668             --
  Notes payable.............................................     28,836,505      5,788,475
  Convertible subordinated debentures.......................             --     16,521,422
  Accrued interest due to shareholder.......................      1,094,781             --
  Other accrued expenses....................................      4,403,856      2,438,383
                                                              -------------   ------------
         Total liabilities..................................    114,613,869     57,088,218
                                                              -------------   ------------
  Contingent liability for guaranteed stock values..........             --        777,861
                                                              -------------   ------------
Shareholders' equity
  Preferred stock, 6,000,000 shares authorized with no par
    value
    Series F, 2,700,000 authorized; 0 and 808,692 issued and
     outstanding............................................             --     22,700,000
    Series G, 213,551 authorized; 0 and 213,551 issued and
     outstanding............................................             --      4,826,260
  Common stock, 100,000,000 shares authorized with no par
    value; 48,376,776 and 28,472,877 shares issued and
    outstanding.............................................    141,212,037     97,062,239
  Outstanding warrants......................................      2,085,100      2,440,100
  Notes receivable from employees...........................     (5,864,523)    (5,681,951)
  Accumulated deficit.......................................   (116,696,379)   (57,115,369)
                                                              -------------   ------------
         Total shareholders' equity.........................     20,736,235     64,231,279
                                                              -------------   ------------
                                                              $ 135,350,104   $122,097,358
                                                              =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              FOR THE THREE
                                                    FOR THE YEAR ENDED   FOR THE YEAR ENDED   MONTHS ENDED    FOR THE YEAR ENDED
                                                       DECEMBER 31,         DECEMBER 31,      DECEMBER 31,      SEPTEMBER 30,
                                                           1997                 1996              1995               1995
                                                    ------------------   ------------------   -------------   ------------------
OPERATING REVENUES
Entertainment revenue.............................     $ 43,523,933         $ 35,810,918       $ 6,007,447       $32,185,420
Development and construction revenue from related
  parties.........................................               --                   --           265,695        10,311,271
Syndication revenue...............................               --                   --            70,000         1,600,000
Other.............................................        1,083,545            1,619,205           411,236         2,109,995
                                                       ------------         ------------       -----------       -----------
        Total operating revenues..................       44,607,478           37,430,123         6,754,378        46,206,686
                                                       ------------         ------------       -----------       -----------
OPERATING EXPENSES
Entertainment expenses............................       51,837,953           33,533,903         6,363,800        25,930,779
General and administrative expenses...............        9,248,877           12,063,425         2,395,197         7,207,072
Other expenses....................................          632,402              712,099           123,988           515,569
Development and construction expense..............               --                   --           241,138         9,246,197
Depreciation and amortization.....................        9,995,090            6,220,848         1,293,142         4,572,211
Provision for loss due to impairment of assets....       20,869,962           21,038,417                --                --
Provision for environmental costs.................        1,900,000            1,100,000                --                --
Provision for loss on investments in limited
  partnerships....................................          604,957            2,570,000                --                --
Realized loss on sale of securities...............               --                   --                --           293,430
                                                       ------------         ------------       -----------       -----------
        Total operating expenses..................       95,089,241           77,238,692        10,417,265        47,765,258
                                                       ------------         ------------       -----------       -----------
Operating loss....................................      (50,481,763)         (39,808,569)       (3,662,887)       (1,558,572)
OTHER (EXPENSE) INCOME
Interest expense..................................       (6,184,502)          (6,578,838)       (2,754,290)       (4,108,445)
Interest income...................................          608,570              308,007           114,285           421,176
Office closing expense............................       (2,410,000)                  --                --                --
Loss on settlement of strategic alliance
  agreements......................................               --           (1,005,751)               --                --
Gain (loss) associated with development and
  construction division...........................               --              795,000          (795,000)               --
Gain associated with cancellation of warrants.....               --              422,333                --                --
Other.............................................         (795,576)           1,128,149                --         1,093,750
                                                       ------------         ------------       -----------       -----------
Loss before benefit (provision) for income taxes
  and cumulative effect of a change in accounting
  principle and extraordinary item................      (59,263,271)         (44,739,669)       (7,097,892)       (4,152,091)
Benefit (provision) for income taxes..............               --           (2,184,357)        2,692,295         1,310,517
Equity in net (losses) earnings of limited
  partnerships, net of tax........................          (39,240)             (46,287)          (88,064)           78,891
                                                       ------------         ------------       -----------       -----------
Loss before cumulative effect of a change in
  accounting principle and extraordinary item.....      (59,302,511)         (46,970,313)       (4,493,661)       (2,762,683)
Cumulative effect of a change in accounting
  principle, net of tax...........................               --                   --                --          (438,068)
Extraordinary item................................               --             (662,580)               --                --
                                                       ------------         ------------       -----------       -----------
Net loss..........................................     $(59,302,511)        $(47,632,893)      $(4,493,661)      $(3,200,751)
                                                       ============         ============       ===========       ===========
NET LOSS APPLICABLE TO COMMON STOCK
  Net loss........................................     $(59,302,511)        $(47,632,893)      $(4,493,661)      $(3,200,751)
  Less: Preferred stock dividends.................               --           (2,969,464)       (1,976,238)         (866,333)
                                                       ------------         ------------       -----------       -----------
Net loss applicable to common stock...............     $(59,302,511)        $(50,602,357)      $(6,469,899)      $(4,067,084)
                                                       ============         ============       ===========       ===========
Basic and diluted loss applicable to common stock
  before cumulative effect of a change in
  accounting principle and extraordinary item.....     $      (1.41)        $      (2.87)      $     (0.77)      $     (0.47)
Basic and diluted loss per share of common stock
  as a result of cumulative effect of a change in
  accounting principle............................               --                   --                --             (0.06)
Basic and diluted effect of extraordinary item....               --                (0.04)               --                --
                                                       ------------         ------------       -----------       -----------
Basic and diluted loss per share of common
  stock...........................................     $      (1.41)        $      (2.91)      $     (0.77)      $     (0.53)
                                                       ============         ============       ===========       ===========
Weighted average number of shares of common stock
  used in calculating net loss per share..........       41,959,558           17,406,837         8,374,750         7,719,727
                                                       ============         ============       ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               FOR THE THREE
                                                     FOR THE YEAR ENDED   FOR THE YEAR ENDED   MONTHS ENDED    FOR THE YEAR ENDED
                                                        DECEMBER 31,         DECEMBER 31,      DECEMBER 31,      SEPTEMBER 30,
                                                            1997                 1996              1995               1995
                                                     ------------------   ------------------   -------------   ------------------
Operating activities:
  Net loss.........................................     $(59,302,511)        $(47,632,893)      $(4,493,661)      $ (3,200,751)
  Extraordinary item, net of income taxes..........                               662,580
  Adjustments to reconcile net loss to net cash
    used by
    operating activities
    Cumulative effect of a change in accounting
      principle....................................                                                                    706,562
    Provision for discontinued operations..........
    Syndication revenue............................                                                 (70,000)        (1,050,000)
    Equity in net (losses) earnings of limited
      partnerships.................................          (39,240)              46,287            88,064            (78,891)
    Increase in allowance for doubtful accounts....          244,502              853,039            37,954            793,617
    Depreciation and amortization..................        9,995,090            6,220,848         1,293,142          4,572,211
    Interest expense associated with amortization
      of loan costs................................        1,337,411            1,399,796         1,791,720            618,477
    Deferred income taxes..........................                             2,205,829        (2,186,850)        (1,811,494)
    Realized loss on securities/investments in
      affiliates...................................          604,957            2,570,000                              293,430
    Loss (gain) on sales or write-off of property
      and equipment................................          845,135           (1,129,652)                             146,202
    Loss on impairment of assets...................       20,869,962           21,038,417
    Amortization of warrants.......................                               234,722           102,778            408,333
    Gain associated with cancellation of
      warrants.....................................                              (422,333)
    (Gain) loss associated with development and
      construction division........................                              (795,000)          795,000
    Issuance of common stock and warrants..........                                60,000           132,964
  Changes in assets and liabilities, net of
    acquisitions
    Decrease (increase) in accounts receivable.....          109,537             (802,868)           43,475           (504,351)
    Decrease (increase) in inventory...............         (676,873)             306,643           (95,635)          (238,979)
    Decrease (increase) in other assets............           52,526              264,737          (465,051)          (844,606)
    Decrease in advances to limited partnerships...                                                                    425,000
    Decrease (increase) in intangible assets.......         (113,653)              13,504                           (2,174,194)
    (Decrease) increase in accounts payable........        3,269,084              925,378           (12,095)          (960,460)
    (Decrease) increase in accrued expenses........        2,819,905            1,589,153           511,524           (919,179)
    Decrease in restructuring reserve..............         (571,647)
    Increase in accrued interest due to
      shareholder..................................        1,094,781
    (Decrease) increase in deferred revenue........                            (1,856,248)         (587,892)         2,444,140
                                                        ------------         ------------       -----------       ------------
        Cash used by operating activities..........      (19,461,034)         (14,248,061)       (3,114,563)        (1,374,933)
                                                        ------------         ------------       -----------       ------------
Investing activities:
  Purchases of property and equipment..............      (63,210,827)         (14,447,703)       (1,226,199)        (1,224,137)
  Proceeds from sales of property and equipment....        4,491,247            3,431,107                            1,600,331
  Proceeds from sale of securities available for
    sale...........................................                                                                  2,665,921
  Increase in notes receivable.....................          (68,750)            (435,745)                            (467,972)
  Principal payments under notes receivable........          147,049              459,110            21,437             66,116
  Decrease (increase) in restricted certificates of
    deposit........................................                             1,925,686           (42,221)        (1,324,708)
  Decrease (increase) in restricted cash...........         (336,649)           1,150,471            (9,381)        (2,107,165)
  Increase in investments in limited
    partnerships...................................         (574,230)          (2,588,786)         (216,628)          (537,106)
  Purchases of facilities..........................                            (9,427,340)                         (20,976,284)
                                                        ------------         ------------       -----------       ------------
        Cash used in investing activities..........      (59,552,160)         (19,933,200)       (1,472,992)       (22,305,004)
                                                        ------------         ------------       -----------       ------------
Financing activities:
  Proceeds from borrowings.........................       73,657,630           40,699,206                           15,760,980
  Payments of borrowings...........................       (4,502,733)         (42,495,703)       (1,453,635)       (16,560,733)
  Increase in debt issuance costs..................       (2,317,638)          (2,744,033)
  Decrease (increase) in subscription receivable...       16,076,260          (16,076,260)
  Increase in interest on notes receivable for
    employees......................................         (418,076)            (113,685)
  Proceeds from issuance of convertible
    subordinated debenture.........................                                                                 14,150,000
  Issuance of preferred stock......................                            34,188,260           500,000         11,500,000
  Redemption of preferred stock....................                            (7,398,690)
  Redemption of subordinated debentures............                            (8,597,545)
  Issuance of common stock.........................                            45,519,336                           13,001,386
  Payment of guaranteed stock values...............         (777,861)          (3,018,451)
  Stock issuance costs.............................                            (3,885,578)          (54,241)        (2,504,664)
  Payment of dividends on preferred stock..........                              (138,455)
  Purchase and cancellation of common stock........          (17,280)            (722,744)          (51,257)        (5,658,027)
                                                        ------------         ------------       -----------       ------------
        Cash provided by (used in) financing
          activities...............................       81,700,302           35,215,658        (1,059,133)        29,688,942
                                                        ------------         ------------       -----------       ------------
Increase in cash and cash equivalents..............        2,687,108            1,034,397        (5,646,688)         6,009,005
Cash and cash equivalents, beginning of year.......        2,583,735            1,549,338         7,196,026          1,187,021
                                                        ------------         ------------       -----------       ------------
Cash and cash equivalents, end of year.............     $  5,270,843         $  2,583,735       $ 1,549,338       $  7,196,026
                                                        ============         ============       ===========       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                PREFERRED STOCK
                                               ---------------------------------------------------------------------------------
                                                 CLASS A       CLASS B      CLASS C       CLASS D       CLASS F        CLASS G
                                               -----------   -----------   ----------   -----------   ------------   -----------
Balance, September 30, 1994..................  $             $             $            $             $              $
 Issuance of preferred stock.................   11,500,000
 Discount on preferred stock.................   (1,725,000)
 Issuance of common stock....................
 Stock issuance costs........................     (862,500)
 Discount on 10% subordinated debentures.....
 Purchase and cancellation of stock..........
 Warrants issued in connection with purchase
   of MGPC...................................
 Warrants issued in connection with financial
   advisory agreement........................
 Unearned compensation in connection with the
   financial advisory agreement..............
 Warrants issued in connection with the
   Company's initial public offering.........
 Warrants issued in connection with November
   1994 equity offering......................
 Warrants issued in connection with NEF......
 Warrants issued in connection with September
   1995 equity offering......................
 Adjustment to common stock as a result of
   guaranteed stock prices...................
 Change in unrealized loss on securities
   available for sale, net of tax............
 Accretion of preferred stock dividends......      866,333
 Net loss....................................
                                               -----------   -----------   ----------   -----------   ------------   -----------
Balance, September 30, 1995..................    9,778,833
 Issuance of preferred stock.................                                 500,000
 Issuance of common stock....................
 Stock issuance costs........................
 Purchase and cancellation of stock..........
 Warrants issued in connection with financial
   advisory agreement........................
 Unearned compensation in connection with
   financial advisory agreements.............
 Warrants issued.............................
 Adjustment to common stock as a result of
   guaranteed stock prices...................
 Accretion of preferred stock dividends......    1,976,238
 Preferred stock converted...................   (7,034,931)
 Subordinated debt converted.................
 Transfer of Class A preferred stock to Class
   B preferred stock.........................   (4,300,000)    4,300,000
 Net loss....................................
                                               -----------   -----------   ----------   -----------   ------------   -----------


                                                  TOTAL
                                                PREFERRED       COMMON      OUTSTANDING     UNEARNED
                                                  STOCK          STOCK       WARRANTS     COMPENSATION
                                               ------------   -----------   -----------   ------------
Balance, September 30, 1994..................  $              $30,398,487   $   300,000    $
 Issuance of preferred stock.................    11,500,000
 Discount on preferred stock.................    (1,725,000)
 Issuance of common stock....................                  13,051,923
 Stock issuance costs........................      (862,500)   (2,547,164)
 Discount on 10% subordinated debentures.....
 Purchase and cancellation of stock..........                  (5,658,027)
 Warrants issued in connection with purchase
   of MGPC...................................                                   900,000
 Warrants issued in connection with financial
   advisory agreement........................                                   333,333
 Unearned compensation in connection with the
   financial advisory agreement..............                                                (250,000)
 Warrants issued in connection with the
   Company's initial public offering.........                                   650,000
 Warrants issued in connection with November
   1994 equity offering......................                                   100,000
 Warrants issued in connection with NEF......                                    25,000
 Warrants issued in connection with September
   1995 equity offering......................                                   375,000
 Adjustment to common stock as a result of
   guaranteed stock prices...................                     312,956
 Change in unrealized loss on securities
   available for sale, net of tax............
 Accretion of preferred stock dividends......       866,333
 Net loss....................................
                                               ------------   -----------   -----------    ----------
Balance, September 30, 1995..................     9,778,833    35,558,175     2,683,333      (250,000)
 Issuance of preferred stock.................       500,000
 Issuance of common stock....................                     101,364
 Stock issuance costs........................                    (221,529)
 Purchase and cancellation of stock..........                     (51,257)
 Warrants issued in connection with financial
   advisory agreement........................                                   350,000
 Unearned compensation in connection with
   financial advisory agreements.............                                                (247,222)
 Warrants issued.............................                                    31,600
 Adjustment to common stock as a result of
   guaranteed stock prices...................                    (585,247)
 Accretion of preferred stock dividends......     1,976,238
 Preferred stock converted...................    (7,034,931)    7,034,931
 Subordinated debt converted.................                   2,031,892
 Transfer of Class A preferred stock to Class
   B preferred stock.........................
 Net loss....................................
                                               ------------   -----------   -----------    ----------

                                                  NOTES        LOSS ON
                                               RECEIVABLE    SECURITIES
                                                  FROM        AVAILABLE     ACCUMULATED
                                                EMPLOYEES     FOR SALE        DEFICIT         TOTAL
                                               -----------   -----------   -------------   ------------
Balance, September 30, 1994..................  $             $  (227,714)  $   1,355,995   $ 31,826,768
 Issuance of preferred stock.................                                                11,500,000
 Discount on preferred stock.................                                  1,725,000             --
 Issuance of common stock....................                                                13,051,923
 Stock issuance costs........................                                                (3,409,664)
 Discount on 10% subordinated debentures.....                                  1,275,000      1,275,000
 Purchase and cancellation of stock..........                                                (5,658,027)
 Warrants issued in connection with purchase
   of MGPC...................................                                                   900,000
 Warrants issued in connection with financial
   advisory agreement........................                                                   333,333
 Unearned compensation in connection with the
   financial advisory agreement..............                                                  (250,000)
 Warrants issued in connection with the
   Company's initial public offering.........                                                   650,000
 Warrants issued in connection with November
   1994 equity offering......................                                                   100,000
 Warrants issued in connection with NEF......                                                    25,000
 Warrants issued in connection with September
   1995 equity offering......................                                                   375,000
 Adjustment to common stock as a result of
   guaranteed stock prices...................                                                   312,956
 Change in unrealized loss on securities
   available for sale, net of tax............                    227,714                        227,714
 Accretion of preferred stock dividends......                                   (866,333)            --
 Net loss....................................                                 (3,200,751)    (3,200,751)
                                               -----------   -----------   -------------   ------------
Balance, September 30, 1995..................                                    288,911     48,059,252
 Issuance of preferred stock.................                                                   500,000
 Issuance of common stock....................                                                   101,364
 Stock issuance costs........................                                    (36,617)      (258,146)
 Purchase and cancellation of stock..........                                                   (51,257)
 Warrants issued in connection with financial
   advisory agreement........................                                                   350,000
 Unearned compensation in connection with
   financial advisory agreements.............                                                  (247,222)
 Warrants issued.............................                                                    31,600
 Adjustment to common stock as a result of
   guaranteed stock prices...................                                   (585,247)
 Accretion of preferred stock dividends......                                 (1,976,238)            --
 Preferred stock converted...................                                                        --
 Subordinated debt converted.................                                                 2,031,892
 Transfer of Class A preferred stock to Class
   B preferred stock.........................                                                        --
 Net loss....................................                                 (4,493,661)    (4,493,661)
                                               -----------   -----------   -------------   ------------

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                                                                PREFERRED STOCK
                                               ---------------------------------------------------------------------------------
                                                 CLASS A       CLASS B      CLASS C       CLASS D       CLASS F        CLASS G
                                               -----------   -----------   ----------   -----------   ------------   -----------
Balance, December 31, 1995...................      410,109     4,500,000      500,000
 Issuance of preferred stock.................                                             6,662,000     22,700,000     4,826,260
 Issuance of common stock....................
 Discount on 9% subordinated debentures......
 Interest on notes receivable from
   employees.................................
 Stock issuance costs........................
 Purchase and cancellation of stock..........
 Unearned compensation in connection with the
   financial advisory agreements.............
 Warrants issued.............................
 Adjustment to common stock as a result of
   guaranteed stock prices...................
 Accretion and payment of preferred stock
   dividends.................................       28,441       215,000                  1,266,000
 Accretion of preferred stock discount.......
 Preferred stock converted...................     (310,126)                              (3,502,700)
 Preferred stock redeemed....................                 (1,354,500)    (500,000)   (4,425,300)
 Subordinated debt converted.................
 Preferred stock converted to subordinated
   debt......................................                 (3,160,500)
 Payment of dividends........................     (138,455)
 Cancellation of warrants....................
 Net loss....................................
                                               -----------   -----------   ----------   -----------   ------------   -----------
Balance, December 31, 1996...................                                                           22,700,000     4,826,260
 Issuance of common stock....................
 Interest on notes receivable from
   employees.................................
 Purchase of stock from employees............
 Stock issuance costs........................
 Subordinated debt converted.................                                                           15,671,322
 Conversion of preferred stock...............                                                          (38,371,322)   (4,826,260)
 Termination of warrants.....................
 Net loss....................................
                                               -----------   -----------   ----------   -----------   ------------   -----------
Balance, December 31, 1997...................  $             $             $            $             $              $
                                               ===========   ===========   ==========   ===========   ============   ===========


                                                  TOTAL
                                                PREFERRED       COMMON      OUTSTANDING     UNEARNED
                                                  STOCK          STOCK       WARRANTS     COMPENSATION
                                               ------------   -----------   -----------   ------------
Balance, December 31, 1995...................     5,230,340    43,368,529     3,364,933       457,712
 Issuance of preferred stock.................    34,188,260
 Issuance of common stock....................                  51,087,602
 Discount on 9% subordinated debentures......
 Interest on notes receivable from
   employees.................................
 Stock issuance costs........................                  (3,353,921)
 Purchase and cancellation of stock..........                    (722,744)
 Unearned compensation in connection with the
   financial advisory agreements.............                                                 234,722
 Warrants issued.............................                                    60,000
 Adjustment to common stock as a result of
   guaranteed stock prices...................                    (682,201)
 Accretion and payment of preferred stock
   dividends.................................     1,509,441
 Accretion of preferred stock discount.......
 Preferred stock converted...................    (3,812,826)    3,812,826
 Preferred stock redeemed....................    (6,279,800)
 Subordinated debt converted.................                   3,052,348
 Preferred stock converted to subordinated
   debt......................................    (3,160,500)
 Payment of dividends........................      (138,455)
 Cancellation of warrants....................                                  (684,833)      262,500
 Net loss....................................
                                               ------------   -----------   -----------    ----------
Balance, December 31, 1996...................    27,526,260    97,062,239     2,440,100
 Issuance of common stock....................                     556,000
 Interest on notes receivable from
   employees.................................
 Purchase of stock from employees............                    (808,784)
 Stock issuance costs........................
 Subordinated debt converted.................    15,671,322       850,000
 Conversion of preferred stock...............   (43,197,582)   43,197,582
 Termination of warrants.....................                     355,000      (355,000)
 Net loss....................................
                                               ------------   -----------   -----------    ----------
Balance, December 31, 1997...................  $              $141,212,037  $ 2,085,100    $
                                               ============   ===========   ===========    ==========

                                                  NOTES        LOSS ON
                                               RECEIVABLE    SECURITIES
                                                  FROM        AVAILABLE     ACCUMULATED
                                                EMPLOYEES     FOR SALE        DEFICIT         TOTAL
                                               -----------   -----------   -------------   ------------
Balance, December 31, 1995...................                 (6,217,605)     45,438,575
 Issuance of preferred stock.................                                                34,188,260
 Issuance of common stock....................   (5,568,266)                                  45,519,336
 Discount on 9% subordinated debentures......                                    236,250        236,250
 Interest on notes receivable from
   employees.................................     (113,685)                                    (113,685)
 Stock issuance costs........................                                   (531,657)    (3,885,578)
 Purchase and cancellation of stock..........                                                  (722,744)
 Unearned compensation in connection with the
   financial advisory agreements.............                                                   234,722
 Warrants issued.............................                                                    60,000
 Adjustment to common stock as a result of
   guaranteed stock prices...................                                                  (682,201)
 Accretion and payment of preferred stock
   dividends.................................                                 (2,969,464)    (1,460,023)
 Accretion of preferred stock discount.......                                                        --
 Preferred stock converted...................                                                        --
 Preferred stock redeemed....................                                                (6,279,800)
 Subordinated debt converted.................                                                 3,052,348
 Preferred stock converted to subordinated
   debt......................................                                                (3,160,500)
 Payment of dividends........................                                                  (138,455)
 Cancellation of warrants....................                                                  (422,333)
 Net loss....................................                                (47,632,893)   (47,632,893)
                                               -----------   -----------   -------------   ------------
Balance, December 31, 1996...................   (5,681,951)                  (57,115,369)    64,231,279
 Issuance of common stock....................     (556,000)                                          --
 Interest on notes receivable from
   employees.................................     (418,076)                                    (418,076)
 Purchase of stock from employees............      791,504                                      (17,280)
 Stock issuance costs........................                                   (278,499)      (278,499)
 Subordinated debt converted.................                                                16,521,322
 Conversion of preferred stock...............                                                        --
 Termination of warrants.....................                                                        --
 Net loss....................................                                (59,302,511)   (59,302,511)
                                               -----------   -----------   -------------   ------------
Balance, December 31, 1997...................  $(5,864,523)  $             $(116,696,339)  $ 20,736,235
                                               ===========   ===========   =============   ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Malibu Entertainment Worldwide, Inc. (the "Company") owns and operates multi-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC") which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms and souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. As of March 27, 1998, the Company owned, leased or had a majority ownership interest in 29 traditional FECs, one of which was held for sale. In 1997, the Company introduced a new concept -- the "SpeedZone" parks -- primarily designed for young adults. SpeedZones feature the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The implementation of the SpeedZone concept began in 1997 with the re-development and opening, at the end of June, of the new SpeedZones in Dallas and Los Angeles, and a scaled-down version in Atlanta.

     At the Company's annual meeting of shareholders on April 28, 1997, the Company's shareholders approved the change in the name of the Company from Mountasia Entertainment International, Inc. to Malibu Entertainment Worldwide, Inc.

CHANGE IN YEAR END

     On January 19, 1996 the Board of Directors approved a change in the Company's fiscal year end from September 30th to December 31st.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUES

     Entertainment revenue represents revenue from FECs operated by the Company and is recognized when earned.

     Prior to 1996, the Company developed and constructed FECs for limited partnerships. Development and construction revenue from related parties represents the revenue recognized for the preparation of detail design and construction drawings and the construction of facilities for limited partnerships in which the Company owns an interest. Revenue under these construction agreements, exclusive of the percentage interest owned by the Company, was recognized using the percentage-of-completion method.

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

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

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

INTANGIBLE ASSETS

     Goodwill, which represents the excess of purchase price over the fair value of assets acquired in connection with the acquisitions of various entities, is being amortized over 30 years. Trademarks are capitalized and amortized over 17 years.

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

NET LOSS PER SHARE OF COMMON STOCK

     Net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. Potentially issuable shares under stock options which were not included in the loss per share calculations because they were anti-dilutive were approximately 16,000, 5,000, 1,000, and 3,000 shares during the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively. Any preferred dividends paid or accrued during the year are reflected as an increase in net loss prior to the calculation of net loss per share of common stock.

     During 1997 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128). The effect of adopting SFAS 128 was not material to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimates that the fair value of its financial instruments, primarily its debt instruments and notes receivable, approximates the instruments carrying amounts based on the respective instruments terms and maturities.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     In January 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. The effect of adopting this new accounting pronouncement in January 1996 was determined not to be material to the Company's financial position or results of operations. (Notes 9 and 23)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

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

     Pursuant to the Recapitalization Agreement, the Company (i) sold 11,727,970 shares of Common Stock to MEI Holdings (45.45% of the then-outstanding shares of Common Stock after giving effect to such issuance and prior to the sale of 2.1 million shares of Common Stock to employees) and (ii) issued to MEI Holdings a Warrant to acquire additional shares of Common Stock automatically upon the occurrence of certain events. In addition, MEI Holdings is entitled to additional Common Stock under certain post-closing adjustment provisions of the Investment Agreement if certain events occur which vary adversely from the parties valuation assumptions related to MEI Holdings investment in the Company pursuant to the Investment Agreement.

     As a part of the Recapitalization, among other things, (i) the Company obtained the right to require MEI Holdings to invest up to an additional $22.7 million in the Company (the "Company Call Option") and (ii) MEI Holdings agreed, subject to certain conditions, to provide up to an additional $30.0 million to backstop certain future rights offerings. The Company exercised the Company Call Option in December 1996 and subsequently issued 6,655,623 Common Shares to MEI Holdings for $22.7 million.

     In November 1996, MEI Holdings provided the capital required for the Company to redeem the $4.6 million aggregate principal amount of the Company's 10% Debentures in exchange for which MEI Holdings received 213,551 shares of Series G Preferred Stock (subsequently converted into 2,135,513 Common Shares).

3. EXTRAORDINARY ITEM

     In September 1995, the Company issued $8,500,000 principal amount of 10% Debentures. During 1996 the 10% Debentures were amended and certain terms modified. In connection with amending certain terms, the Company redeemed 30% of the outstanding balance of its 10% Debentures and its Series B Preferred Stock and the Company exchanged the remaining 70% outstanding balance under the Series B Preferred Stock and its 10% Debentures into newly structured 10% Convertible Subordinated Debentures (the "New

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

10% Debentures"). The redemption of the 10% Debentures, along with the issuance of the New 10% Debentures, resulted in the Company recognizing a loss on the extinguishment of debt of approximately $663,000 for the year ended December 31, 1996 for the redemption premium of 20%, along with the write off of unamortized debt issue costs.

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

     The total consideration paid was as follows:

Cash........................................................  $   600,000
Issuance of 9.1% subordinated debentures....................   11,422,422
Assumption of long term debt................................    4,427,000
Net liabilities assumed.....................................    2,272,000
                                                              -----------
                                                              $18,721,422
                                                              ===========

     The acquisition was accounted for under the purchase method of accounting and accordingly, the Company allocated its total purchase price to the assets acquired based upon their estimated fair values.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     The financial data below combines the Company's Consolidated Statements of Operations with the financial statements of NEF as if such acquisition had occurred at the beginning of each period presented (unaudited, in thousands, except per share amounts).

                                                                    FOR THE THREE
                                            FOR THE YEAR ENDED      MONTHS ENDED       FOR THE YEAR ENDED
                                            DECEMBER 31, 1996     DECEMBER 31, 1995    SEPTEMBER 30, 1995
                                            ------------------    -----------------    ------------------
Operating revenues........................       $ 39,794              $ 7,490              $43,645
                                                 ========              =======              =======
Loss before extraordinary item............       $(47,574)             $(4,943)             $(5,960)
                                                 ========              =======              =======
Basic and diluted loss per share of common
  stock...................................       $  (2.94)             $ (0.83)             $ (0.77)
                                                 ========              =======              =======

     In January 1996, the Company entered into an Asset Purchase Agreement, which was completed in November 1996, to acquire the remaining partnership interests which the Company did not own in Mountasia of Willowbrook, L.P. ("Willowbrook"). Additionally, in November 1996, the Company entered into an Asset Purchase Agreement with Mountasia Family Fun Centers of Columbus, L.P. ("Columbus") to acquire the remaining partnership interests which the Company did not own. The purchase price for Willowbrook and Columbus was comprised of cash of $5,738,000 and $3,099,000, respectively, and assumption of net liabilities of $73,000 and $538,000, respectively.

     The Company leased the Willowbrook and Columbus FECs from January 1996 through the purchase date for approximately $576,000 and $310,000, respectively.

6. RELATED PARTY TRANSACTIONS

     On January 17, 1997, MEI Holdings closed on a tender offer for any and all outstanding Common Shares it did not own at $3.50 per share and for any and all of the Company's 9% Debentures and 9.1% Debentures at par plus accrued and unpaid interest for the purchased debentures. Pursuant to the tender offer, MEI Holdings acquired 7,802,435 Common Shares, $4,249,000 aggregate principal amount of 9% Debentures and $11,422,322 aggregate principal amount of 9.1% Debentures. The purchased debentures have been converted into 4,477,521 Common Shares.

     During 1997, the Company entered into two promissory notes with MEI Holdings with terms which management believed to be comparable to terms which would be attainable from third parties (Note 13). The Company paid loan costs of $685,000 to MEI Holdings in connection with one of the promissory notes. Additionally, the Company reimburses MEI Holdings for certain costs incurred by MEI Holdings for the benefit of the Company. The total amount charged to the Company for overhead costs was $636,000 for the year ended December 31, 1997.

     In January 1996, the Company entered into employment agreements with L. Scott Demerau and Julia E. Demerau, its then largest shareholders, in which Scott and Julia Demerau received 350,000 and 150,000 stock options, respectively. In connection with the Recapitalization, the Company purchased the stock options for $100,000 and $50,000, respectively.

     During 1994, two limited partnerships which were shareholders of the Company and a then principal shareholder and director of the Company formed Brass Ring II, L.L.C. ("Brass Ring II"), a Georgia limited liability company. Brass Ring II purchased 2.8% of the limited partnership interests in the Mountasia FunCenter developed in Santa Clarita, California, 18.5% of the limited partnership interests in the Mountasia FunCenter in Columbus, Ohio, 5.8% of the limited partnership interests in the Mountasia FunCenter in Willowbrook, Texas and 4.5% of the limited partnership interests in the Mountasia FunCenter in North Richland Hills, Texas. Additionally, in 1994, Brass Ring II entered into a limited partnership agreement with

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

the Company for the construction of enhancements to the infrastructure of the Willowbrook FEC in order to construct additional amenities (i.e., Virage(R) track or skating rink) adjacent to the Mountasia FunCenter in Willowbrook, Texas.

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

     In 1995, the Company entered into two strategic alliance agreements with related parties. Under the strategic alliance agreements the Company granted rights to third parties to build, own and construct FECs domestically and internationally. The entities which entered into the international and domestic agreements were owned 20% and 50%, respectively, by a relative of the Company's former President and Chief Executive Officer. During the year ended December 31, 1996 the Company terminated the strategic alliance agreements and recognized a loss of approximately $1,006,000.

7. NOTES RECEIVABLE

     Notes receivable are summarized as follows:

                                                             DECEMBER 31,    DECEMBER 30,
                                                                 1997            1996
                                                             ------------    ------------
RELATED PARTIES
Note receivable from MFG of Greenville, L.P., interest at
  6%, unsecured; paid in February 1997.....................   $      --       $ 116,600
Note receivable from Mountasia of Colorado Springs, L.P.,
  interest at 10%, due in March 2005, unsecured............      50,000          50,000
Note receivable from officer, non interest bearing, due on
  demand, secured by common stock..........................      61,750              --
OTHER
Note receivable from Swingtime, Inc., interest at 9.5%; due
  in January 2001, secured by real and personal property...      60,000         327,951
Notes receivable from an individual, interest at 12%; due
  on demand, unsecured.....................................      30,000          30,000
                                                              ---------       ---------
                                                                201,750         524,551
Less: Current portion (before reserve of $30,000 in
  1997)....................................................    (109,927)       (172,284)
                                                              ---------       ---------
Long-term portion (before reserve of $50,000 in 1997 and
  $80,000
  in 1996).................................................      91,823         352,267
Less: Reserve for uncollectible notes receivable...........     (80,000)        (80,000)
                                                              ---------       ---------
                                                              $  11,823         272,267
                                                              =========       =========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

Future aggregate receipts of notes receivable are due as follows (without giving effect to the reserves reflected above):

YEAR ENDING
DECEMBER 31,
------------
   1998.......................................................  $109,927
   1999.......................................................    19,981
   2000.......................................................    20,053
   2001.......................................................    51,789
                                                                --------
                                                                $201,750
                                                                ========

8. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                         DECEMBER 31,      DECEMBER 30,
                                                             1997              1996
                                                         ------------      ------------
Land...................................................  $ 30,272,715      $27,188,146
Racetracks, miniature golf courses and clubhouses......    73,618,092       52,740,049
Equipment..............................................     8,669,489        2,226,917
Games..................................................     9,241,632        8,246,648
Transportation equipment...............................            --           38,171
Construction in progress...............................     3,821,508        3,982,037
                                                         ------------      -----------
                                                          125,623,436       94,421,968
Less: Accumulated depreciation.........................    (9,497,518)      (8,937,810)
                                                         ------------      -----------
                                                         $116,125,918      $85,484,158
                                                         ============      ===========

     During 1997, the Company capitalized interest of $504,000 related to the construction of the three SpeedZones.

9. ASSETS HELD FOR SALE (SEE ALSO NOTE 23)

     During 1996, the Company adopted a comprehensive business plan designed to reposition the Company through investment in its best performing parks, including additions of new attractions, upgrading FECs, selling or closing FECs that are not believed to be strategic and the pursuit of internal and external growth opportunities. In implementing this business plan, the Company determined that it would initially sell or close 15 parks. The 15 parks to be sold generated operating revenues of $4.5 million and had an operating loss of $517,000 for the year ended December 31, 1996. During 1997, the Company sold 12 of the FECs for a total sales price of $3.8 million. During 1997, the Company closed an additional three FECs.

     The Company estimated the values of certain FECs using their undiscounted cash flows and recorded a writedown of $13.2 million for the year ended December 31, 1996. The values of FECs to be sold or closed were estimated using their expected sales prices and resulted in a reserve for sale or closure of $3.3 million and a write down of $4.6 million to net realizable value for the year ended December 31, 1996. The Company is currently marketing the FECs to be sold and expects to dispose of these FECs within a year.

10. INVESTMENTS IN AND TRANSACTIONS WITH LIMITED PARTNERSHIPS

     Prior to 1996, when the Company assisted third parties in raising funds to capitalize limited partnerships which constructed and owned FECs, the Company received a limited partnership interest as compensation for syndication activities performed. Effective October 1, 1994, syndication revenue is recognized upon comple-

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

tion of construction of the FEC. Prior to October 1, 1994, syndication revenue was recognized when minimum cash and other equity was raised and certain services were performed by the Company for the limited partnership (Note 4).

     During fiscal year 1994, the Company assisted with the raising of capital for the NEF partnership and received fees of $550,000 for performing certain syndication activities. The recognition of those syndication fees was deferred, along with the related syndication costs of approximately $386,000, since the NEF general partners held a put. The terms of the NEF Partnership Agreement required a unanimous vote of the general partners in order to exercise the put. In April 1995, two of NEF's three general partners entered into an agreement with each other and the Company in which they irrevocably agreed not to exercise or seek enforcement of the put. Therefore, as the Company did not have any future obligations or risk related to NEF, the related net syndication fee of $164,000 was recognized during fiscal 1995.

     Under the terms of the Formation Agreement with NEF, the Company was to build and operate FEC's in various locations, including Kendall, Florida, a suburb of Miami. The Formation Agreement provided NEF with the right to purchase any Company facility located within a specified radius of a proposed facility. In connection with the Malibu Acquisition, the Company acquired a facility within the specified radius of NEF's proposed facility in Kendall, Florida (the "Miami Facility"). In December 1994, NEF exercised its right under the agreement to purchase the Miami facility. NEF purchased the improvements, but not the land, at the Miami Facility for its net book value, and fair value of $1,250,000. In connection with the Company's agreement to cancel NEF's obligation to fund the construction of a FEC in Kendall, Florida, the Company and NEF executed an agreement providing for a fee of $1,250,000 which was recognized as income for the year ended September 30, 1995, net of the Company's ownership percentage. In August 1996 the Company purchased the general and limited partnership interests in NEF (Note 5).

     The Company charges fees for the management and operation of certain FEC's in which the Company has ownership interests. Management fees for the years ended December 31, 1997 and 1996, the three month period ended December 31, 1995 and the year ended September 30, 1995 were $64,000, $153,000, $74,000, and
$347,000, respectively.

     Prior to 1997, the Company has entered into game revenue sharing agreements with limited partnerships in which the Company purchases games for the limited partnerships' use and receives 40-50% of total game revenue. Total game sharing revenue recognized for the year ended December 31, 1996, the three month period ended December 31, 1995 and the year ended September 30, 1995 was approximately $209,000, $134,000, and $370,000, respectively.

     During the years ended December 31, 1997 and 1996, the Company adjusted the carrying value of its investments in limited partnerships which resulted in a writedown of its investments by $605,000 and $2,570,000, respectively.

11. INTANGIBLE ASSETS

     Intangible assets are summarized as follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Goodwill...................................................   $1,049,910      $2,856,903
Trademarks.................................................      126,381          18,750
                                                              ----------      ----------
                                                               1,176,291       2,875,653
Less: Accumulated amortization.............................     (146,305)       (267,045)
                                                              ----------      ----------
                                                              $1,029,986      $2,608,608
                                                              ==========      ==========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     During 1997 and 1996, the Company wrote down certain assets in accordance with Statement of Financial Accounting Standards No. 121, including goodwill of $1,593,000 and $8,596,000, respectively (Notes 9 and 23).

12. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Insurance..................................................   $  793,712      $  954,854
Interest...................................................      240,579         404,365
Payroll and related expenses...............................    2,680,123         971,814
Property taxes.............................................           --         149,104
Sales tax..................................................      529,648         962,626
Environmental..............................................      998,623         276,067
Accrued rent...............................................      534,685         722,903
Accrued legal..............................................      129,559         322,510
Income taxes...............................................      102,729          86,888
Other......................................................      709,369       1,013,464
                                                              ----------      ----------
                                                              $6,719,027      $5,864,595
                                                              ==========      ==========

13. NOTES PAYABLE TO SHAREHOLDER

     During 1997, the Company entered into two promissory notes with MEI Holdings with terms which management believed to be comparable to terms which would be attainable from third parties. The initial amounts of the two promissory notes were $9.5 million and $30.0 million, respectively. As subsequently amended, the first promissory note is for $10.0 million with interest at LIBOR plus 350 basis points and is payable in January 1999 and the second promissory note is for maximum borrowings of up to $65.0 million with interest at 10% and matures in August 2001. MEI Holdings has the option, but is not obligated, to advance amounts in excess of the amounts presently outstanding under the notes.

     The notes are each convertible at MEI Holdings' option into subordinated notes that are convertible into Common Stock ("Convertible Notes") which will have terms that an independent investment adviser advises the Company would ensure that the proceeds of a sale at that time of the Convertible Notes would be sufficient to repay the then outstanding interest and principal on the $10.0 million and $65.0 million notes and all third-party costs incurred in connection therewith. At December 31, 1997 the outstanding balance under the $10.0 million and the $65.0 million was approximately $8.0 million and $40.3 million, respectively. Accrued interest on the notes totaled approximately $1.094 million as of December 31, 1997.

14. LINE OF CREDIT AND TERM LOAN REVOLVER

     In 1996 the Company entered into a loan agreement ("Senior Credit Facility"), which was amended during 1997, with a leading U.S. based financial institution to provide $20 million in senior secured credit facilities. The Senior Credit Facility is comprised of a $12.5 million senior secured term loan and a $7.5 million senior secured revolving credit facility. Each credit facility matures in August 2001 with no interim principal amortization. The credit facilities are secured by substantially all of the Company's assets and bear interest at a floating reference rate plus 1.5%. At December 31, 1997 the outstanding balance under the term loan and revolver was $10,000,000 and $7,500,000, respectively.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     The Company is required to maintain affirmative covenants regarding among other things, the maintenance of certain financial ratios and net worth. At December 31, 1997 the Company was in compliance with the various covenants.

15. NOTES PAYABLE AND SUBORDINATED DEBENTURES

Notes payable are summarized as follows:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1997            1996
                                                            ------------    ------------
Mortgage note bearing interest at LIBOR plus 350 basis
  points, payable in September 1998, extendable at the
  Company's option to January 1999; secured by real
  estate..................................................  $21,390,375      $       --
Mortgage notes bearing interest at prime plus 2.75% to
  11.5%,
  weighted average interest rate of 9% and 10%,
     respectively,
  payable in various monthly installments of principal and
  interest and balloon payments through 2018; secured by
     land
  and miniature golf courses..............................    4,576,836       1,847,844
Notes payable to financial institutions bearing interest
  at rates
  ranging from 8% to 10%, weighted average interest rate
     of
  10%, with various maturity dates through 2000; secured
     by
  land, miniature golf courses and equipment, intangibles,
  and the guarantee of certain shareholders...............    1,219,702       2,007,173
Note payable to a former shareholder......................    2,710,003       3,053,925
                                                            -----------      ----------
                                                             29,896,916       6,908,942
Less: Current portion.....................................   (1,060,411)     (1,120,467)
                                                            -----------      ----------
                                                            $28,836,505      $5,788,475
                                                            ===========      ==========

     Future maturities of notes payable are as follows:

                      YEAR ENDING
                      DECEMBER 31,
                      ------------
  1998..................................................  $ 1,060,411
  1999..................................................   22,276,365
  2000..................................................    3,981,947
  2001..................................................      388,129
  2002..................................................      410,000
  Thereafter............................................    1,780,064
                                                          -----------
                                                          $29,896,916
                                                          ===========

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

     At December 31, 1996, there were two issues of Convertible Subordinated Debentures (9% and 9.1% issues) with an aggregate principal balance of $16,521,422. Each of the issues of the debentures was

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

convertible into common shares at maximum conversion prices ranging from $3.50-$5.00 per share. Such debentures were converted into common shares during 1997 (See Note 17).

16. INCOME TAXES

     The benefit (provision) for income taxes is as follows:

                                          FOR THE YEAR ENDED        FOR THE THREE   FOR THE YEAR
                                      ---------------------------   MONTHS ENDED        ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,
                                          1997           1996           1995            1995
                                      ------------   ------------   -------------   -------------
Federal and state taxes-current.....  $        --    $    11,584     $  (51,667)     $ (232,483)
Deferred income taxes...............           --     (2,195,941)     2,743,962       1,543,000
                                      -----------    -----------     ----------      ----------
Benefit (provision) for income
  Taxes.............................  $        --    $(2,184,357)    $2,692,295      $1,310,517
                                      ===========    ===========     ==========      ==========

     As of December 31, 1997, the Company has a tax net operating loss carryforward of approximately $86,603,000 for income tax purposes which expires in 2006-2010. There are certain limitations that could be imposed by the Internal Revenue Code regarding the amount of carryforwards that may be utilized each year. The Company also has available alternative minimum tax credit carryforwards of approximately $292,000, which may be used to offset future regular income tax.

     Significant components of the Company's deferred income tax liabilities are as follows:

                                                          DECEMBER 31,      DECEMBER 31,
                                                              1997              1996
                                                          ------------      ------------
Deferred tax liabilities:
  Depreciation..........................................  $ 8,113,463       $ 6,395,204
  Syndication revenue...................................    1,235,190         1,235,190
  Other.................................................      273,319           167,986
                                                          -----------       -----------
  Gross deferred tax liabilities........................    9,621,972         7,798,380
Deferred tax assets:
  Net operating loss carryforward.......................  (32,909,278)      (16,367,083)
  Equity in net earnings of limited partnerships........     (738,906)         (696,640)
  Minimum tax credit carryforward.......................     (292,060)         (292,060)
  Loss on impairment of assets..........................  (15,721,901)       (8,412,598)
  Other.................................................   (2,147,434)       (1,494,680)
                                                          -----------       -----------
  Gross deferred tax assets.............................  (51,809,579)      (27,263,061)
                                                          -----------       -----------
                                                          (42,187,607)      (19,464,681)
Less: Valuation allowance...............................   42,187,607        19,464,681
                                                          -----------       -----------
                                                          $        --       $        --
                                                          ===========       ===========

17. SHAREHOLDERS' EQUITY

COMMON STOCK

     On January 17, 1997, MEI Holdings closed on a tender offer for any and all outstanding Common Shares it did not own at $3.50 per share and for any and all of the Company's 9% Debentures and 9.1% Debentures at par plus accrued and unpaid interest for the purchased debentures. Pursuant to the tender offer, MEI Holdings acquired 7,802,435 Common Shares, $4,249,000 aggregate principal amount of 9% Debentures and $11,422,322 aggregate principal amount of 9.1% Debentures. The purchased debentures have been converted into 4,477,521 Common Shares.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     At the Company's annual meeting in April 1997, the shareholders approved the grant of ordinary voting rights to 24.9 million shares of capital stock. In conjunction with this approval, all of the Series F and G Preferred Stock was converted into Common Shares.

     In August 1996, the Company was recapitalized by MEI Holdings in which MEI Holdings exchanged $40.0 million for 11,727,970 Common Shares (Note 2).

     In prior years the Company entered into purchase transactions for FECs in which the Company issued common stock as partial consideration and guaranteed to their respective seller(s) that the aggregate market value of the common stock would have a certain value, as defined, on specified future dates. During 1996, the Company settled two stock guarantees by purchasing the originally issued 131,237 shares at the aggregate guaranteed purchase price of $3,018,451. At December 31, 1996, the Company had one remaining stock price guarantee that was settled in February 1997.

     During the periods ended December 31, 1996 and 1995, the Company converted $3,042,894 and $1,981,666 of the 10% Debentures into 991,286 and 496,842 Common
Shares, respectively. The Company also converted $850,000 of the 9% Debentures into 212,666 Common Shares during 1997. Additionally, during the periods ended December 31, 1996 and 1995, the Company converted $3,497,126 and $7,034,931, including accrued dividends, of Series A Preferred Stock and Series D Preferred Stock into 1,424,939 and 1,723,893 Common Shares, respectively.

     During the periods ended December 31, 1997, 1996 and 1995 and September 30, 1995, the Company purchased and canceled 291,875; 347,102; 10,000; and 58,520
Common Shares.

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

     In December 1995, the Company entered into an agreement with certain of the holders of $4,300,000 aggregate principal amount of the Series A Preferred Stock in which the holders agreed to extend the conversion date in return for a reduction of the fixed conversion price to $5.125. In connection with the above change in the conversion price, the Series A Preferred Stock was converted into Series B Preferred Stock.

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

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

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

SERIES D PREFERRED STOCK

     During 1996, the Company's Board of Directors designated 20,000 shares of the Company's Preferred Stock as Series D Preferred Stock (the "Series D Preferred Stock"). During 1996, the Company issued 8,027 of Series D Preferred Stock with a face value of $7,928,000 for $6,662,000. The Series D Preferred Stock was convertible into the number of Common Shares equal to the Series D Original Issue Price, divided by the lesser of (i) $6.00 or (ii) the average closing bid price, as defined, for the five trading days immediately preceding the date the Series D Preferred Stock is converted (the "Series D Conversion Price"). The holders of the Series D Preferred Stock received dividends of 4%. During 1996 $4,023,500 of the Series D Preferred Stock was redeemed and $3,187,000 was converted into 1,331,367 Common Shares.

SERIES F PREFERRED STOCK

     During 1996, the Company's Board of Directors designated 2,700,000 shares of the Company's Preferred Stock as Series F Preferred Stock. Series F Shares were convertible into Common Shares after Shareholder approval was given or under certain other circumstances. The terms of the Series F Shares were structured so that Series F Shares were substantially equivalent (except as to voting) to Common Shares. Accordingly, the holders of the Series F Shares were entitled when, as and if declared by the Board, to dividends or other distributions payable or distributable on the date on which dividends or other distributions were so payable or distributable on or in respect of Common Shares, in an amount per Series F Share equal to the aggregate per share amount of all cash dividends and the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, declared on the Common Shares. If the Company declared any dividend or other distribution on Common Shares payable in Common Shares or any other capital stock of the Company having the right to vote in the election of directors on a regular basis ("Other Voting Shares"), then in each such case where Common Shares would have been payable, each holder of Series F Shares would be entitled to receive a number of additional Series F Shares equal to the number of Common Shares such holder would have received if all of such holder's Series F Shares had been converted into Common Shares, and in each such case where shares of Other Voting Shares would have been payable, each such holder of Series F Shares would be entitled to receive such number of shares of any series or class of Company shares as provides such holder all of the relative rights, preferences and powers, except voting rights, that the holder would have received as a holder of Common Shares if all of such holder's Series F Shares had been converted into Common Shares. Subject to the prior and superior rights of the holders of any shares of any senior preferred stock, if the Company subdivides the outstanding Common Shares into a greater number of shares or combines the outstanding Common Shares into a reduced number of shares, then in each case the outstanding Series F Shares would also be subdivided or combined in the same proportion so that each Series F Share continued to be entitled to ten times the amount of dividends and distributions as each Common Share.

     During 1997, upon Shareholder approval at the Company's 1997 annual meeting, all such shares were converted into Common Stock.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

SERIES G PREFERRED STOCK

     During 1996, the Company's Board of Directors designated 213,551 shares of the Company's Preferred Stock as Series G Preferred Stock. The Series G Shares were (i) nonvoting, (ii) had a liquidation preference equal to the amount received by the Company for their issuance, (iii) had a dividend rate of 7% per annum with unpaid dividends to accrue but be payable only at such time as dividends are declared and paid on the Common Shares, and (iv) were not convertible into Common Shares unless and until Shareholder approval was given. Dividends accrued but not declared would be lost upon conversion of the Series G Shares into Common Shares.

     During 1997, upon Shareholder approval at the Company's 1997 annual meeting, all such shares were converted into Common Stock.

MANAGEMENT INCENTIVE PLAN

     In September 1996 the Company sold 2,093,333 shares (the "Management Shares") of Common Stock at a per share price equal to $2.6625 per share, for an aggregate note receivable of $5,568,266, which price was the average of the closing prices of the common stock for the 10 trading days immediately preceding the sale to the participants in the Incentive Plan. Those persons eligible to participate in the Incentive Plan are key employees designated by the Compensation Committee of the Board of Directors. In order to participate in the Incentive Plan the participants surrendered all options to acquire Common Shares. During 1997, the Company purchased 291,875 Management Shares and issued 200,000 Common Shares.

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

COMMON STOCK OPTIONS

     On September 3, 1993, the Company adopted the Mountasia 1993 Incentive Stock Option Plan (the Plan). The Plan was amended during fiscal 1995 and provides for the issuance of options covering up to

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

1,250,000 Common Shares (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). Options may be granted under the Plan to employees, officers or directors of, and consultants and advisors to the Company. All options are issued at fair market value at the date of grant; thus no compensation expense has been recorded during the years ended December 31, 1997 and 1996, the three month period ended December 31, 1995 and the year ended September 30, 1995. Activity under the Plan is as follows:

                                                            NUMBER OF       RANGE OF
                                                             OPTIONS      OPTION PRICE
                                                            ---------    --------------
Balance, September 30, 1995...............................   138,800     $7.25 -$12.50
  Options issued..........................................   100,000         $9.00
  Options expired or terminated...........................    (6,700)        $8.00
                                                            --------
Balance, December 31, 1995................................   232,100
  Options expired or terminated...........................  (206,400)     $8.00-$9.00
Balance, December 31, 1996................................    25,700
  Options expired or terminated...........................    (4,000)        $8.00
                                                            --------
Balance, December 31, 1997................................    21,700
                                                            ========

     The options expire four to five years from the date of grant. No options have been issued under this plan since 1995.

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

     Activity under the Director Plan during the three year period ended December 31, 1997 is as follows:

                                                             NUMBER OF      RANGE OF
                                                              OPTIONS     OPTION PRICE
                                                             ---------    ------------
Balance, September 30, 1995................................   173,000     $7.36-$10.87
  Options expired or terminated............................   (30,000)       $7.76
                                                             --------
Balance, December 31, 1995.................................   143,000
  Options issued...........................................    25,000        $2.60
                                                             --------
Balance, December 31, 1996.................................   168,000
  Options issued...........................................    30,000     $2.95-$8.75
  Options expired or terminated............................  (125,000)    $7.53-$7.76
                                                             --------
Balance, December 31, 1997.................................    73,000
                                                             ========

     In conjunction with the purchase of Malibu Grand Prix Corporation, the Company granted MGP Holdings, Inc., or its nominee, an option to acquire, for a period of five years from November 15, 1994, 200,000 Common Shares at $12.00 per share. No options have been exercised at December 31, 1997.

     The Company adopted Statement of Financial Accounting Standards No. 123 during 1996. The Company has chosen the method of adoption whereby the previous method of accounting (Accounting Principles Board Opinion No. 25) is followed for financial statement purposes and the proforma effect of valuing options at fair value is presented in the footnotes to the financial statements. The significant assumptions used by the Company in this calculation were a risk free interest rate of 6.9%, an expected dividend yield of 0% and expected lives of options of ten years. The effect of implementing this statement

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

resulted in an increase in the proforma net loss for the year ended December 31, 1997 of $25,000 or $0.00 per share.

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

     In calendar year 1995, the Company entered into two financial advisory agreements with investment firms for a specific period of time. As consideration for their retention, the Company issued to the investment firms warrants to purchase Common Stock. The warrants were valued and expensed over the terms of the financial advisory agreements. During 1996 the Company terminated the financial advisory agreements and the investment firms returned the warrants. The Company recognized a gain of approximately $422,000 related to the warrant's value which had previously been expensed.

18. 401(K) PLAN

     In May 1997, the Company adopted the Malibu Entertainment Worldwide, Inc. 401(k) plan. All full-time employees are eligible to participate in the plan after one full year of service. The Company matches 25% of each dollar contributed to this plan up to 6% of an employee's salary. The Company recognized expense related to the 401(k) plan of $60,000 for the year ended December 31, 1997.

19. COMMITMENTS AND CONTINGENCIES

     The Company leases its office and operating facilities and certain equipment under operating leases. Additionally, the Company has various operating leases which require the payment of a percentage of gross revenues to the lessor. The following schedule summarizes the future minimum lease payments required, excluding percentage rents, under noncancelable operating leases:

                     YEAR ENDING
                     DECEMBER 31,
------------------------------------------------------
  1998................................................    $ 3,890,000
  1999................................................      3,058,000
  2000................................................      2,074,000
  2001................................................      2,362,000
  2002................................................      1,890,000
  Thereafter..........................................      12,910,00
                                                          -----------
                                                          $ 26,184,00
                                                          ===========

     Rental expense totaled approximately $3,971,000, $5,202,000, $1,030,000, and $3,449,000 for the years ended December 31, 1997 and 1996, the three month period ended December 31, 1995 and the year ended September 30, 1995, respectively.

     The Company has entered into sponsorship contracts with six entities that have relationships with NASCAR, CART and NHRA drivers. The contracts expire at various dates through 2001; however, the

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

Company has the right to terminate the agreements under certain conditions. Future annual payments under these contracts are follows:

                       YEAR ENDING
                      DECEMBER 31,
                      ------------
  1998...................................................  $  422,000
  1999...................................................     447,000
  2000...................................................     503,000
  2001...................................................     578,000
                                                           ----------
                                                           $1,950,000
                                                           ==========

     The Company has also entered into a purchase and license agreement with an entity to provide certain race car attractions and the related license rights to that attraction. Future minimum payments under the purchase contract are $8.9 million and $10.8 million for the years ended December 31, 1998 and 1999, respectively.

     The Company is a guarantor on an outstanding loan for a limited partnership. In the event the limited partnership defaults under the debt, the Company is required to purchase the loan from the bank. At December 31, 1997, the outstanding balance under the loan was $1.8 million.

20. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company purchased all of the assets and assumed certain liabilities of NEF, Willowbrook, and Columbus FECs in 1996. Additionally, the Company purchased the partnership interests in NEF that it did not already own. In 1995, the Company purchased the stock of Malibu. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                              1996            1995
                                                          ACQUISITIONS    ACQUISITIONS
                                                          ------------    ------------
Fair value of assets acquired...........................  $ 22,273,500    $ 32,735,100
Excess of purchase price over fair value of assets
  acquired..............................................     7,246,000              --
Cash....................................................    (9,437,000)    (24,198,000)
Assumption of long term debt............................    (4,427,000)             --
Issuance of 9.1% Subordinated Debentures................   (11,422,422)             --
Basis carryover.........................................    (1,326,500)             --
Value of Options........................................            --        (900,000)
Deferred tax liabilities................................            --        (921,000)
                                                          ------------    ------------
Liabilities assumed.....................................  $  2,906,578    $  6,716,100
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

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     The Company paid interest of approximately $5,485,000, $4,936,000, and $2,909,100, for the years ended December 31, 1997 and 1996, and September 30, 1995, respectively, and approximately $949,000 for the three month period ended December 31, 1995. The Company paid income taxes of $158,000, $110,000, and $330,000 for the years ended December 31, 1997 and 1996, and September 30, 1995, respectively, and no income taxes for the three months ended December 31, 1995.

     During the year ended September 30, 1995 the Company obtained an interest in certain limited partnerships of $1,050,000. The Company obtained an interest of $70,000 in certain limited partnerships for the three month period ended December 31, 1995. Acquisition of these interests was for services rendered by the Company and did not impact cash flow.

     The Company acquired games costing approximately $2,264,689 through the assumption of debt during the year ended September 30, 1995.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the periods ended December 31, 1997, 1996, and 1995 are as follows:

                                                   YEAR ENDED DECEMBER 31, 1997
                                            ------------------------------------------
                                             FIRST     SECOND      THIRD       FOURTH
                                            -------    -------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues........................  $ 7,171    $11,375    $ 16,877    $  9,184
Operating expenses........................   10,370     16,793      24,103      43,823
Operating loss............................   (3,199)    (5,418)     (7,226)    (34,639)
Net loss..................................   (3,933)    (5,853)    (11,499)    (38,018)
Loss per common share(A)..................  $ (0.14)   $ (0.14)   $  (0.24)   $  (0.78)

                                                  YEAR ENDED DECEMBER 31, 1996
                                          --------------------------------------------
                                           FIRST       SECOND      THIRD       FOURTH
                                          --------    --------    --------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues......................  $  6,997    $ 11,157    $ 12,400    $  6,876
Operating expenses......................   (10,355)    (16,683)    (13,687)    (36,513)
Operating loss..........................    (3,358)     (5,526)     (1,287)    (29,637)
Net loss................................    (2,120)     (3,944)     (1,921)    (39,648)
Loss per common share(A)................  $  (0.23)   $  (0.46)   $  (0.15)   $  (1.41)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                                     1995
                                                              ------------------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                    DATA)
Operating revenues..........................................       $  6,754
Operating expenses..........................................        (10,417)
Operating loss..............................................         (3,663)
Net loss....................................................         (4,494)
Loss per common share.......................................       $  (0.77)

---------------

(A) The sum of the quarterly loss per common share does not equal the annual loss per common share due to rounding of weighted average shares.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

22. LITIGATION

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

23. FOURTH QUARTER CHARGES

     Under Statement of Financial Accounting Standards No. 121, during the fourth quarters of each of 1997 and 1996, the Company recorded a loss due to impairment of assets of $20.9 million and $21.0 million, respectively, principally as a result of adjustments in the carrying value of assets resulting from the implementation of its new business plan and the determination that the carrying value of such assets was higher than their undiscounted expected future cash flows. Additionally, the Company adjusted the value of its limited partnerships based upon their net realizable values which resulted in a loss on investments in affiliates of $0.6 million and $2.6 million in the respective fourth quarters of 1997 and 1996.

     During the fourth quarters of 1997 and 1996, the Company recorded charges of $1.9 million and $1.1 million, respectively, for environmental costs based upon analyses completed by the Company's environmental consultants.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
          4.2            -- Form of Warrant (incorporated by reference to the
                            Company's 1993 10-K)
          4.3            -- Indenture, dated as of November 15, 1994, between the
                            Company and Continental Stock Transfer and Trust Company,
                            as Trustee (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended September
                            30, 1994) and Supplemental Indenture thereto dated August
                            27, 1996 (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1996 (the "1996 10-K"))
          4.4            -- Preferred Stock Designations (incorporated by reference to the 1996 10-K)
         10.1            -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))
         10.2            -- 1993 Company Nonemployee Director Stock Option Plan with accompanying forms of Stock Option (incorporated by
                            reference to the Registration Statement)
         10.3            -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            the 1997 Annual Meeting of Shareholders)
         10.4            -- Promissory Note, dated June 30, 1993, in the principal
                            amount of $6,150,000 in favor of M.B. Seretean
                            (incorporated by reference to the Registration Statement)
         10.5            -- Consolidated, Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
         10.6            -- Amendment No. 4 to the Consolidated, Amended and Restated
                            Loan Security, dated August 22, 1996, between the Company
                            and Foothill Capital Corporation (filed herewith)
         10.7            -- Investment Agreement, dated as of June 5, 1996, as
                            amended, between MEI Holdings and the Company
                            (incorporated by reference to MEI Holdings' Amendment No.
                            3 to Schedule 13D-1 filed September 25, 1996 ("MEI
                            Holdings' 13D-1"))
         10.8            -- Warrant, dated August 28, 1996, by the Company
                            (incorporated by reference to MEI Holdings' 13D-1)
         10.9            -- Registration Rights Agreement, dated August 28, 1996,
                            between the Company and MEI Holdings (incorporated by
                            reference to MEI Holdings' Schedule 13D-1)
         10.10           -- Agreements, dated August 28, 1996, between the Company
                            and L. Scott Demerau and the Company and Julia E. Demerau
                            (incorporated by reference to the 1996 8-K)
         10.11           -- Redemption Agreement, dated November 14, 1996, between
                            the Company and MEI Holdings (incorporated by reference
                            to MEI Holdings' Schedule 14D-1, dated November 14, 1996)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.12           -- Second Amended and Restated Promissory Note from the
                            Company to MEI Holdings for $65.0 million, dated as of
                            June 5, 1997 (filed herewith)
         10.13           -- Amended and Restated Promissory Note from the Company to
                            MEI Holdings for $10.0 million, dated as of June 5, 1997
                            (filed herewith)
         10.14           -- Loan Agreement, dated as of June 27, 1997, between Malibu
                            Centers, Inc. and Nomura Asset Capital Corporation
                            ("Nomura") (incorporated by reference to the 2nd Q 1997
                            10-Q)
         10.15           -- Promissory Note from Malibu Centers, Inc. to Nomura for
                            $21,390,375 (incorporated by reference to the
                            (incorporated by reference to the 2nd Q 1997 10-Q)
         10.16           -- Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (incorporated by reference to the 2nd Q 1997
                            10-Q)
         21              -- Subsidiaries (incorporated by reference to the 1996 10-K)
         24              -- Powers of Attorney
         27              -- Financial Data Schedule (for SEC purposes only)