Form 10-Q
period 1998-03-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1998-05-15
CIK 912027

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ---------------


                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998


                                ---------------


                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          717 North Harwood, Suite 1650
                               Dallas, Texas 75201
                                 (214) 210-8701


                                ---------------


Incorporated in Georgia       SEC File No.: 0-22458          IRS Employer Id.
                                                             No.: 58-1949379


                                ---------------


         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At May 13, 1998, 48,376,773 shares of the Company's Common Stock were outstanding.


================================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,
                                                                          1998             DECEMBER 31,
                                                                       (UNAUDITED)             1997
                                                                      --------------      --------------
ASSETS
Current
    Cash and cash equivalents                                         $    1,493,527      $    5,270,843
    Restricted cash                                                        1,307,457           1,302,724
    Inventories                                                            1,844,242           1,976,524
    Current portion of notes receivable                                       78,550              79,927
    Assets held for sale                                                   3,002,672           3,002,672
    Other current assets                                                     957,984           1,019,946
                                                                      --------------      --------------

         Total current assets                                              8,684,432          12,652,636
                                                                      --------------      --------------

Property and equipment, less accumulated depreciation                    115,465,153         116,125,918
                                                                      --------------      --------------

Other noncurrent
    Investments in and advances to limited partnerships                    2,200,781           2,180,410
    Notes receivable                                                          38,816              41,823
    Other assets                                                             236,470             163,805
    Debt issuance costs, less accumulated amortization                     2,573,043           3,155,526
    Intangible assets, less accumulated amortization                       1,024,962           1,029,986
                                                                      --------------      --------------

           Total other noncurrent assets                                   6,074,072           6,571,550
                                                                      --------------      --------------

                                                                      $  130,223,657      $  135,350,104
                                                                      ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                  $   22,384,141      $    1,060,411
    Current portion of notes payable to shareholder                        8,000,000                  --
    Accounts payable                                                       5,189,345           5,623,907
    Accrued expenses                                                       6,857,977           6,719,027
    Accrued expenses related to assets held for sale                       1,005,223           1,073,714
                                                                      --------------      --------------

           Total current liabilities                                      43,436,686          14,477,059

    Line of credit                                                         7,500,000           7,500,000
    Term loan revolver                                                    10,000,000          10,000,000
    Notes payable to shareholder                                          42,805,350          48,301,668
    Notes payable                                                          7,273,997          28,836,505
    Accrued interest due to shareholder                                    2,074,806           1,094,781
    Other accrued expenses                                                 4,136,639           4,403,856
                                                                      --------------      --------------

           Total liabilities                                             117,227,478         114,613,869
                                                                      --------------      --------------


    Shareholders' equity
     Common stock, 100,000,000 shares authorized with no par
          value; 48,376,776 shares issued and outstanding                141,212,037         141,212,037
     Outstanding warrants                                                  2,085,100           2,085,100
      Notes receivable from employees                                     (5,968,153)         (5,864,523)
     Accumulated deficit                                                (124,332,805)       (116,696,379)
                                                                      --------------      --------------

           Total shareholders' equity                                     12,996,179          20,736,235
                                                                      --------------      --------------

                                                                      $  130,223,657      $  135,350,104
                                                                      ==============      ==============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                            FOR THE
                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,

                                                                     1998              1997
                                                                 ------------      ------------
OPERATING REVENUES
Entertainment revenue                                            $  9,130,367      $  7,170,920
                                                                 ------------      ------------

OPERATING EXPENSES
Entertainment expenses                                              9,615,307         7,050,939
General and administrative expenses                                 1,759,330         1,793,199
Other expenses                                                        131,828           158,082
Depreciation and amortization                                       2,453,845         1,367,654
                                                                 ------------      ------------

Total operating expenses                                           13,960,310        10,369,874
                                                                 ------------      ------------


Operating loss                                                     (4,829,943)       (3,198,954)

OTHER (EXPENSE) INCOME
Interest expense                                                   (2,986,754)         (792,968)
Interest income                                                       134,220           149,993
Equity in net losses of limited partnerships, net of tax                   --           (24,691)
Other                                                                  46,051           (66,438)
                                                                 ------------      ------------

Net loss                                                         $ (7,636,426)     $ (3,933,058)
                                                                 ============      ============

Basic and diluted loss per share of common stock                 $      (0.16)     $      (0.14)
                                                                 ============      ============

Weighted average number of shares of
    common stock used in calculating
    net loss per share                                             48,376,773        28,896,467
                                                                 ============      ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   1998                 1997
                                                                                -------------      -------------
Operating activities:
    Net loss                                                                    $  (7,636,426)     $  (3,933,058)
    Adjustments to reconcile net loss to
       net cash used by operating activities
    Equity in net losses of limited partnerships,
      net of tax                                                                           --             24,691
    Depreciation and amortization                                                   2,453,845          1,367,654
    Amortization of loan costs                                                        582,483            186,678
    (Gain) loss on sale of property and equipment                                     (36,868)            66,438
    Changes in assets and liabilities
      Decrease (increase) in accounts receivable                                      (46,029)            31,380
      Increase in interest on notes receivable from employees                        (103,630)          (102,975)
      Decrease (increase) in inventories                                              132,282           (230,134)
      Decrease (increase) in other assets                                              35,326           (852,423)
      Increase in debt issuance costs
        and intangible assets                                                          (5,585)          (100,000)
      Decrease in accounts payable                                                   (434,562)           (70,477)
      Increase in accrued expenses                                                    138,950            128,838
      Increase in accrued interest due shareholder                                    980,025                 --
      Decrease in accrued expenses related to assets
        held for sale and other                                                      (335,708)           (97,912)
                                                                                -------------      -------------

        Cash used by operating activities                                          (4,275,897)        (3,581,300)
                                                                                -------------      -------------

Investing activities:
    Purchases of property and equipment                                            (1,851,173)        (5,753,624)
    Proceeds from sale of property and equipment                                      105,570             20,950
    Principal payments under notes receivable                                           4,384            122,794
    Increase in notes receivable                                                           --            (68,750)
    Decrease (increase) in investments in and advances to
       limited partnerships                                                           (20,371)            23,824
    Increase in restricted cash                                                        (4,733)           (69,010)

                                                                                -------------      -------------
        Cash used in investing activities                                          (1,766,323)        (5,723,816)
                                                                                -------------      -------------

Financing activities:
    Proceeds from borrowings                                                        2,503,682            227,500
    Payments of borrowings                                                           (238,778)          (257,902)
    Decrease in stock subscription receivable                                              --         16,076,260
    Payment of contingent liability for stock price guarantee                              --           (777,861)

                                                                                -------------      -------------
        Cash provided by financing activities                                       2,264,904         15,267,997
                                                                                -------------      -------------

(Decrease) Increase in cash and cash equivalents                                   (3,777,316)         5,962,881
Cash and cash equivalents, beginning of period                                      5,270,843          2,583,735
                                                                                -------------      -------------

Cash and cash equivalents, end of period                                        $   1,493,527      $   8,546,616
                                                                                =============      =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all materials respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature and the Company is engaged in the implementation of a new business plan. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997.

NET LOSS PER SHARE OF COMMON STOCK

         Net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended March 31, 1998, the Company had a net loss of $7.6 million ($.16 per share), compared to a net loss of $3.9 million ($.14 per share) for the comparable period last year.

         Operating revenue increased by $1.9 million (26%) for the three months ended March 31, 1998 from $7.2 million for the three months ended March 31, 1997 to $9.1 million for the three months ended March 31, 1998. The increase in operating revenue was primarily due to an increase in entertainment revenue from the three family entertainment centers (FECs), which were converted to SpeedZones ($2.6 million). The increase was offset by the decrease in entertainment revenue from the FECs which were operated in both years ($0.2 million), the decrease in revenue from the FECs which were sold in May 1997 ($0.4 million) and the FECs closed in 1997 pending final disposition ($ 0.1 million). The Company believes that weather conditions associated with El Nino caused revenues in the first quarter of 1998 to be lower than expected.

         Entertainment expenses increased by $2.5 million for the three months ended March 31, 1998 compared to the same period in the prior year primarily as a result of greater operating costs associated with the increase in entertainment revenue generated by the SpeedZone product ($2.6 million). The increase in entertainment expenses was partially offset by the ($0.8 million) decrease in expenses from the FECs which were sold in May 1997 or closed during 1997 pending final disposition.

         Depreciation and amortization increased due to an increase in depreciation for the SpeedZones ($0.4 million) and on games purchased in the latter part of 1997 ($0.7 million).

         Interest expense increased by $2.2 million for the three months ended March 31, 1998 as compared to the same period in the prior year primarily due to the increase in the outstanding balance of third party debt.

         The business of the Company is highly seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. As a result of this seasonality and the fact that the Company's business plan is in the early stages of implementation, the Company believes that the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the Company's future results of operations.

Liquidity and Capital Resources

         During the first quarter of 1998, the Company financed its operations primarily through financing from the Company's largest shareholder, MEI Holdings ($2.3 million). The Company's principal uses of cash during the first quarter of 1998 were to finance operations ($4.2 million) and capital improvements ($1.7 million). The Company's capital expenditures totaled $1.7 million for the three months ended March 31, 1998 compared to $5.7 million for the comparable 1997 period.

         The Company presently expects that the conversion of certain other FECs to the SpeedZone concept and the development of new SpeedZone parks will require the Company to secure additional capital resources, which could involve the issuance of debt or equity securities, securitization of assets or other capital transactions. The cost of conversion of existing FECs to the SpeedZone concept, or the development of new SpeedZone parks, will be dependent upon various factors, including land acquisition, construction and other costs, but is expected to be substantial ($10-$20 million per facility). The Company also intends to consider other transactions, including acquisition of other businesses, and other business combinations, that could create long-term shareholder value. The pursuit of any acquisition opportunities which may become available and the implementation of the Company's business plan is expected to require the Company to issue additional debt or equity securities or to consider possible changes in its capitalization or structure. Accordingly, there can be no assurances that the Company will be able fully to implement its business plan or to pursue those or other opportunities that otherwise might be available to the Company or as to the timing or terms thereof.

         In addition, the Company expects to seek to refinance its existing indebtedness, including indebtedness held by its largest shareholder. Any refinancing could involve the issuance of additional debt or equity securities, or rights in respect thereof, the terms of which cannot be predicted but could involve, among other possible transactions, additional asset sales, spin-offs or other transactions. There can be no assurance that such refinancing will be available to the Company or as to the amount and terms thereof.

Impact of Year 2000 issue

         The Company is currently studying what, if any, measures are necessary to resolve any potential impact of the year 2000 problem on the processing of date-sensitive information by its computer systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive information may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Based on preliminary information, costs of addressing potential problems are not expected to be material, nor is the year 2000 issue expected to have a material adverse effect on the Company. The inability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance, however, that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

Legal Proceedings

         Due to the nature of the attractions at the Company's parks, the Company has been, and will likely continue to be, subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages. The Company also is from time to time a party to other claims and legal proceedings, and is subject to environmental, zoning and other legal requirements. As of the date of this Report, the Company does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or the results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

Forward-Looking Statements

         This report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the management of the Company. When used herein, words such as "anticipate," "believe,"

"estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company and cost of capital resources; competitive factors and pricing pressures; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; impact of present and future laws; ongoing need for capital; changes in operating expenses; adverse changes in governmental rules or policies; changes in demographics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During 1997, the Company issued 200,000 shares of Common Stock under the Company's Management Incentive Plan to an employee of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                   Description
-----------                   -----------
     10.1      1993 Company Nonemployee Director Stock Option Plan as amended effective January 10, 1995 (filed herewith)

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


                                MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                      By: /s/ Richard M. FitzPatrick
                                          -------------------------------------
                                                  Richard M. FitzPatrick
                                                  Chief Financial Officer

May 14, 1998

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
     10.1      1993 Company Nonemployee Director Stock Option Plan as amended effective January 10, 1995 (filed herewith)

     27        Financial Data Schedule