Form 10-Q
period 1998-06-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1998-08-12
CIK 912027

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                               -----------------



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Quarter Ended June 30, 1998



                               -----------------





                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          717 North Harwood, Suite 1650
                               Dallas, Texas 75201
                                 (214) 210-8701


                               -----------------



Incorporated in Georgia          SEC File No.: 0-22458         IRS Employer Id.
                                                               No.: 58-1949379







                               -----------------



         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At August 14, 1998, 48,483,386 shares of the Company's Common Stock were outstanding.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30,
                                                                                 1998            DECEMBER 31,
                                                                              (UNAUDITED)           1997
                                                                             -------------      -------------
ASSETS
Current
    Cash and cash equivalents                                                $   1,654,357      $   5,270,843
    Restricted cash                                                              1,480,809          1,302,724
    Inventories                                                                  1,933,531          1,976,524
    Current portion of notes receivable                                             79,426             79,927
    Assets held for sale                                                         1,615,217          3,002,672
    Other current assets                                                         1,997,337          1,019,946
                                                                             -------------      -------------

         Total current assets                                                    8,760,677         12,652,636
                                                                             -------------      -------------

Property and equipment, less accumulated depreciation                          116,128,961        116,125,918
                                                                             -------------      -------------

Other noncurrent
    Investments in and advances to limited partnerships                          2,243,300          2,180,410
    Notes receivable                                                                34,959             41,823
    Other assets                                                                   235,379            163,805
    Debt issuance costs, less accumulated amortization                           2,498,075          3,155,526
    Intangible assets, less accumulated amortization                             1,016,823          1,029,986
                                                                             -------------      -------------

           Total other noncurrent assets                                         6,028,536          6,571,550
                                                                             -------------      -------------

                                                                             $ 130,918,174      $ 135,350,104
                                                                             =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                         $  22,327,696      $   1,060,411
    Current portion of notes payable to shareholder                             10,000,000               --
    Accounts payable                                                             4,605,960          5,623,907
    Accrued expenses                                                             7,586,537          6,719,027
    Accrued expenses related to assets held for sale                               842,950          1,073,714
                                                                             -------------      -------------

           Total current liabilities                                            45,363,143         14,477,059

    Line of credit                                                               7,500,000          7,500,000
    Term loan revolver                                                          10,000,000         10,000,000
    Notes payable to shareholder                                                46,363,364         48,301,668
    Notes payable                                                                7,071,502         28,836,505
    Accrued interest due to shareholder                                          3,147,892          1,094,781
    Other accrued expenses                                                       3,136,639          4,403,856
                                                                             -------------      -------------

           Total liabilities                                                   122,582,540        114,613,869
                                                                             -------------      -------------


    Shareholders' equity
     Common stock, 100,000,000 shares authorized with no par
          value; 48,483,386 and 48,376,776 shares issued and outstanding       141,607,037        141,212,037
     Outstanding warrants                                                        2,085,100          2,085,100
     Notes receivable from employees                                            (6,071,783)        (5,864,523)
     Accumulated deficit                                                      (129,284,720)      (116,696,379)
                                                                             -------------      -------------

           Total shareholders' equity                                            8,335,634         20,736,235
                                                                             -------------      -------------

                                                                             $ 130,918,174      $ 135,350,104
                                                                             =============      =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                FOR THE                            FOR THE
                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,

                                                         1998              1997              1998              1997
                                                     -------------    --------------     ------------      ------------
OPERATING REVENUES
Entertainment revenue                                $ 14,012,925      $ 11,374,795      $ 23,143,292      $ 18,545,715
                                                     ------------      ------------      ------------      ------------

OPERATING EXPENSES
Entertainment expenses                                 11,580,120        12,804,843        21,195,427        19,855,782
General and administrative expenses                     1,805,174         2,456,273         3,564,504         4,249,472
Other expenses                                            224,078           179,451           355,906           337,533
Depreciation and amortization                           2,504,348         1,352,325         4,958,193         2,719,979
                                                     ------------      ------------      ------------      ------------
Total operating expenses                               16,113,720        16,792,892        30,074,030        27,162,766
                                                     ------------      ------------      ------------      ------------
Operating loss                                         (2,100,795)       (5,418,097)       (6,930,738)       (8,617,051)

OTHER (EXPENSE) INCOME
Interest expense                                       (2,989,153)         (613,757)       (5,975,907)       (1,406,725)
Interest income                                           144,694           152,587           278,914           302,580
Other                                                      (6,661)           26,240            39,390           (64,889)
                                                     ------------      ------------      ------------      ------------
Net loss                                             $ (4,951,915)     $ (5,853,027)     $(12,588,341)     $ (9,786,085)
                                                     ============      ============      ============      ============

Basic and diluted loss per share of common stock     $      (0.10)     $      (0.14)     $      (0.26)     $      (0.28)
                                                     ============      ============      ============      ============
Weighted average number of shares of
    common stock used in calculating
    net loss per share                                 48,483,386        41,892,012        48,483,386        35,394,240
                                                     ============      ============      ============      ============


                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                              FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                1998            1997
                                                                          --------------   ----------------
Operating activities:
    Net loss                                                               $(12,588,341)     $ (9,786,085)
    Adjustments to reconcile net loss to
       net cash provided (used) by operating activities
    Equity in net losses of limited partnerships,
      net of tax                                                                   --              24,691
    Depreciation and amortization                                             4,958,193         2,719,979
    Amortization of loan costs                                                  657,451           330,762
    (Gain) loss on sale of property and equipment                               (36,868)           40,198
    Changes in assets and liabilities
      Decrease in inventories                                                    42,993           288,373
      Increase in other assets                                               (1,048,965)       (1,215,912)
      Increase in debt issuance costs
        and intangible assets                                                    (8,174)         (814,880)
      (Decrease) increase in accounts payable                                (1,017,947)       11,082,586
      Increase in accrued expenses                                              867,510         1,439,935
      Increase in accrued interest due shareholder                            2,053,111           134,987
      Decrease in accrued expenses related to assets
        held for sale and other                                              (1,497,981)         (664,312)
                                                                           ------------      ------------

        Cash (used) provided by operating activities                         (7,619,018)        3,580,322
                                                                           ------------      ------------

Investing activities:
    Purchases of property and equipment                                      (5,009,596)      (40,402,897)
    Proceeds from sale of property and equipment                              1,494,020         2,647,418
    Increase in notes receivable                                                   --             (68,750)
    Principal receipts under notes receivable                                     7,365           129,138
    (Increase) decrease in investments in and advances to
       limited partnerships                                                     (62,890)           26,887
    Increase in restricted cash                                                (178,085)         (138,262)

                                                                           ------------      ------------
        Cash used in investing activities                                    (3,749,186)      (37,806,466)
                                                                           ------------      ------------

Financing activities:
    Proceeds from borrowings                                                  8,061,698        19,459,369
    Payments of borrowings                                                     (497,720)         (549,710)
    Decrease in stock subscription receivable                                      --          16,076,260
    Increase in interest receivable on notes receivable from employees         (207,260)         (210,816)
    Issuance of common stock                                                    395,000              --
    Purchase of stock                                                              --             (17,280)
    Payment of contingent liability for stock price guarantee                      --            (777,861)

                                                                           ------------      ------------
        Cash provided by financing activities                                 7,751,718        33,979,962
                                                                           ------------      ------------

Decrease in cash and cash equivalents                                        (3,616,486)         (246,182)
Cash and cash equivalents, beginning of period                                5,270,843         2,583,735
                                                                           ------------      ------------

Cash and cash equivalents, end of period                                   $  1,654,357      $  2,337,553
                                                                           ============      ============


===============================================================================
                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature and the Company is engaged in the implementation of a new business plan. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTES PAYABLE TO SHAREHOLDER

         During the six months ended June 30, 1998, the Company increased its outstanding borrowings under two promissory notes with MEI Holdings by approximately $8 million.

ASSETS HELD FOR SALE

         In June 1998, the Company sold one property for sale for $1.4 million, which approximated the recorded value of the asset.

ACQUISITION OF HOULIHAN'S RESTAURANT GROUP

         In June 1998, the Company announced that its Board of Directors had approved the combination of the Company and Houlihan's Restaurant Group. Houlihan's, a privately held restaurant company, was acquired at the end of June of this year by an entity related to MEI Holdings, the Company's largest stockholder, for $127 million, $91 million of which was debt financed. The transaction involves the formation of a new holding company that would own both the Company's current entertainment business and the newly acquired restaurant business. In the holding company reorganization, the Company's public stockholders will receive 45-day transferable rights to purchase such number of new holding company shares as would permit them to retain the same proportionate interest as they had in the Company prior to the reorganization. Completion of these transactions, which is subject to the approval of holders of a majority of the Company's common stock other than MEI Holdings, is expected in the fourth quarter of 1998. The rights offering would commence shortly thereafter. For further discussion of the combination and right offering, refer to Item 2 of this Form 10-Q.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noncomparability

         Among other transactions and actions, during June 1997, the Company opened the three new SpeedZones and during the second quarter of 1997 closed four FECs and disposed of 12 FECs. In light of the foregoing, the financial condition and results of operations of Malibu discussed herein are generally not directly comparable period-to-period and are not necessarily indicative of Malibu's future results of operations. The following discussion should be read in conjunction with the consolidated financial statements contained in this Report.

Results of Operations

         For the three months ended June 30, 1998 the Company had a net loss of $5.0 million ($0.10 per share), compared to a net loss of $5.9 million ($0.14 per share) for the comparable period last year. For the six months ended June 30, 1998, the Company had a net loss of $12.6 million ($0.26 per share) as compared to a net loss of $9.8 million ($0.28 per share) in the comparable period in the prior year.

         Operating revenue increased by $2.6 million (23%) and $4.6 million (25%) respectively, for the three and six months ended June 30, 1998, from $11.4 million and $18.5 for the three and six months ended June 30, 1997, to $14.0 million and $23.1 for the three and six months ended June 30, 1998. The increase in the year to date operating revenue was primarily due to an increase in entertainment revenue from the three family entertainment centers (FEC's), that were converted to SpeedZones ($6.5 million) in June 1997. The increase was partially offset by the decrease in the revenue from the FECs that were sold in May 1997 ($1.5 million) and the FECs closed in the second quarter 1997 pending final disposition ($0.3 million).

         Entertainment expenses decreased for the quarter ended June 30, 1998 to $11.6 million from $12.8 million for the comparable quarter in the prior year. Entertainment expenses for the six month period ended June 30, 1998 increased $1.3 million to $21.2 million from $19.9 million for the comparable period last year primarily as a result of entertainment expenses associated with the SpeedZones which were operated throughout the six months ended June 30, 1998 but were only open for operation beginning in June 1997 ($3.7 million). The increase in entertainment expenses was partially offset by the decrease in expenses from the FECs that were sold in May 1997 ($1.5 million) or closed during 1997 pending final disposition ($0.5 million).

         Depreciation and amortization for the quarter ended June 30, 1998 increased by $1.2 million from the comparable 1997 period (from $1.3 million to $2.5 million) and for the six months ended June 30, 1998 increased by $2.3 million from the comparable 1997 period (from $2.7 million to $5.0 million). These increases were primarily due to an increase in depreciation for the SpeedZones ($ 2.5 million) and on games purchased in the latter part of 1997 ($0.9 million).

         Interest expense increased by $2.3 million for the quarter ended June 30, 1998 and by $4.6 million for the six months ended June 30, 1998 as compared to the comparable period in the prior year primarily due to the increase in the outstanding balance of indebtedness.

         The business of the Company is highly seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. As a result of this seasonality and the fact that the Company's business plan is continuing to be implemented, the Company believes that the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the Company's future results of operations.

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Company financed its operations primarily through debt financing provided by the Company's largest shareholder, MEI Holdings ($8.1 million). The Company's principal uses of cash during the first half of 1998 were to finance operations ($7.6 million) and capital improvements ($5.0 million). The Company's net uses from investing activities totaled $3.8 million for the six months ended June 30, 1998 compared to $37.8 million for the comparable 1997 period.

         In June 1998 the Company sold a property previously being held for sale for $1.5 million.

         The cost of conversion of existing FECs to the SpeedZone concept, or the development of new SpeedZone parks, will be dependent upon various factors, including land acquisition, construction and other costs, but is expected to be substantial ($10-$20 million per facility). The Company also intends to continue to consider other transactions, including acquisition of other businesses, and other business combinations that could create long-term shareholder value. The pursuit of any acquisition opportunities which may become available and the implementation of the Company's business plan is expected to require the Company to issue additional debt or equity securities or to consider possible changes in its capitalization or structure such as the holding company reorganization described below. Accordingly, there can be no assurance that the Company will be able to fully implement its business plan or to pursue those or other opportunities that otherwise might be available to the Company or as to the timing or terms thereof.

         In June 1998, the Company announced that its Board of Directors had approved the combination of the Company and Houlihan's Restaurant Group. Houlihan's, a privately held company, was acquired at the end of June of this year by an entity related to MEI Holdings, the Company's largest stockholder, for $127 million, $91 million of which was debt financed. The transaction involves the formation of a new holding company that would own both the Company's current entertainment business and the newly acquired restaurant business. In the holding company reorganization, the Company's public stockholders will receive 45-day transferable rights to purchase such number of new holding company shares as would permit them to retain the same proportionate interest as they had in the Company prior to the reorganization. Completion of these transactions, which is subject to the approval of holders of a majority of the Company's common stock other than MEI Holdings, is expected in the fourth quarter of 1998. The rights offering would commence shortly thereafter. Houlihan's owns and operates 102 restaurants in 28 states primarily under the names "Houlihan's" and "Darryl's" and franchises the operations of 42 restaurants under the name "Houlihan's". Houlihan's 1997 revenue was $265.9 million and its 1997 EBITDA was $24.2 million.

         In connection with the Houlihan's-Malibu holding company combination, the Company intends to explore the refinancing of all or a substantial portion of its indebtedness (including indebtedness held by its largest shareholder, $10 million of which was classified as a current liability as of June 30, 1998) in one or more transactions, which may include the issuance of additional debt or equity securities or a combination thereof. In addition, Houlihan's business strategy involves the acquisition of other casual dining companies, which transactions would require additional debt or equity capital. There can be no assurance that such capital resources will be available to the new holding company or as to the terms thereof.

Impact of Year 2000 issues

         The Company is currently studying what, if any, measures are necessary to resolve any potential impact of the year 2000 problem on the processing of date-sensitive information by its computer systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive information may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Based on preliminary information, costs of addressing potential problems are not expected to be material, nor is the year 2000 issue expected to have a material adverse effect on the Company. The inability of third parties with whom the Company transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance, however, that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse affect on the Company.

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


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the six months ended June 30, 1998, the Company issued stock aggregating 106,610 shares to professional racecar drivers in exchange for the drivers' agreements to advise the Company in developing racing attractions. The Company issued such shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 under the Act.

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


                                         MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                             By:   /s/ Richard M. FitzPatrick
                                                   ----------------------------
                                                       Richard M. FitzPatrick
                                                       Chief Financial Officer

August 12, 1998

                               INDEX TO EXHIBITS




Exhibit No.                Description
-----------                -----------

      27            Financial Data Schedule (for SEC purposes only)