Form 10-Q
period 1998-09-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1998-11-16
CIK 912027

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 1998

                      ------------------------------------

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          717 North Harwood, Suite 1650
                               Dallas, Texas 75201
                                 (214) 210-8701


                      ------------------------------------


Incorporated in Georgia          SEC File No.: 0-22458          IRS Employer Id.
                                                                No.: 58-1949379

                      ------------------------------------


         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At November 11, 1998, 48,455,258 shares of the Company's Common Stock were outstanding.

================================================================================

                     MALIBU ENTERTAINMENT WORLDWIDE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


  ASSETS                                                 SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                         ------------------   -----------------
  Current
    Cash and cash equivalents                             $        269,844    $      5,270,843
    Restricted cash                                              1,629,264           1,302,724
    Inventories                                                  1,897,985           1,976,524
    Current portion of notes receivable                             80,134              79,927
    Assets held for sale                                         1,615,217           3,002,672
    Other current assets                                         1,617,042           1,019,946
                                                          ----------------    ----------------
          Total current assets                                   7,109,486          12,652,636
                                                          ----------------    ----------------
  Property and equipment, less accumulated
     depreciation                                              114,991,301         116,125,918
                                                          ----------------    ----------------

  Other noncurrent
    Investments in and advances to limited partnerships          2,389,326           2,180,410
    Notes receivable                                                29,691              41,823
    Other assets                                                   235,479             163,805
    Debt issuance costs, less accumulated amortization           2,014,899           3,155,526
    Intangible assets, less accumulated amortization             1,006,094           1,029,986
                                                          ----------------    ----------------
          Total other noncurrent assets                          5,675,489           6,571,550
                                                          ----------------    ----------------
                                                          $    127,776,276    $    135,350,104
                                                          ================    ================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Current portion of notes payable                      $     23,939,025    $      1,060,411
    Current portion of notes payable to shareholder             10,000,000                --
    Accounts payable                                             2,772,157           5,623,907
    Accrued expenses                                             7,696,380           6,719,027
    Accrued expenses related to assets held for sale               750,556           1,073,714
                                                          ----------------    ----------------
    Total current liabilities                                   45,158,118          14,477,059

    Line credit                                                  7,500,000           7,500,000
    Term loan revolver                                          10,000,000          10,000,000
    Notes payable to shareholder                                49,496,843          48,301,668
    Notes payable                                                5,256,040          28,836,505
    Accrued interest due to shareholder                          4,258,325           1,094,781
    Other accrued expenses                                       3,136,639           4,403,856
                                                          ----------------    ----------------
          Total liabilities                                    124,805,965         114,613,869
                                                          ----------------    ----------------

  Shareholders' equity

  Common stock, 100,000 shares authorized with no par
    value; 48,483,386 and 48,376,776 shares issued and
    outstanding                                                  141,607,037         141,212,037
    Outstanding warrants                                         2,085,100           2,085,100
    Notes receivable from employees                             (6,175,413)         (5,864,523)
    Accumulated deficit                                       (134,546,413)       (116,696,379)
                                                          ----------------    ----------------
          Total shareholders' equity                             2,970,311          20,736,235
                                                          ----------------    ----------------
                                                          $    127,776,276    $    135,350,104
                                                          ================    ================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              FOR THE                         FOR THE
                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                    ----------------------------    ----------------------------
                                                        1998            1997            1998            1997
                                                    ------------    ------------    ------------    ------------
OPERATING REVENUES
Entertainment revenue                               $ 14,066,130    $ 16,877,423    $ 37,209,422    $ 35,423,138
                                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
Entertainment expenses                                11,689,027      18,313,667      32,884,454      38,169,449
General and administrative expenses                    1,688,899       2,092,635       5,253,403       6,342,107
Other expenses                                           175,597         166,619         531,503         504,152
Depreciation and amortization                          2,547,057       3,530,115       7,505,250       6,250,094
                                                    ------------    ------------    ------------    ------------

Total operating expenses                              16,100,580      24,103,036      46,174,610      51,265,802
                                                    ------------    ------------    ------------    ------------

Operating loss                                        (2,034,450)     (7,225,613)     (8,965,188)    (15,842,664)

OPERATING (EXPENSE) INCOME
Interest expenses                                     (3,313,895)     (2,302,632)     (9,289,802)     (3,709,357)
Interest income                                          113,071         172,509         391,985         475,089
Office closing expense                                      --        (2,245,000)           --        (2,245,000)
Other                                                    (26,419)        102,018          12,971          37,129
                                                    ------------    ------------    ------------    ------------

Net loss                                            $ (5,261,693)   $(11,498,718)   $(17,850,034)   $(21,284,803)
                                                    ============    ============    ============    ============


Basic and diluted loss per share of common stock    $      (0.11)   $      (0.24)   $      (0.37)   $      (0.54)
                                                    ============    ============    ============    ============

Weighted average number of shares of common stock
  used in calculating net loss per share              48,483,386      48,531,104      48,483,386      39,773,194
                                                    ============    ============    ============    ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                  ----------------------------
                                                     1998            1997
                                                  ------------    ------------
Operating activities:
  Net loss                                        $(17,850,034)   $(21,284,803)
  Adjustments to reconcile net loss to net
   cash used by operating activities
  Equity in net losses of limited partnerships,
   net of tax                                             --           (23,331)
  Depreciation and amortization                      7,505,250       6,250,094
  Amortization of loan costs                         1,140,627         844,562
  Gain on sale of property and equipment               (36,868)        (60,460)
  Changes in assets and liabilities
     Decrease (increase) in inventories                 78,539        (823,581)
     Increase in other assets                         (668,770)       (991,630)
     Increase in debt issuance costs and
        intangible assets                               (8,174)     (2,416,301)
  (Decrease) increase in accounts payable           (2,851,750)      6,817,994
  (Decrease) increase in accrued expenses             (289,864)      2,220,818
  Increase in accrued interest due shareholder       3,163,544         479,610
  Decrease in accrued expenses related to
   assets held for sale and other                     (323,158)       (777,947)
                                                  ------------    ------------

     Cash used by operating activities             (10,140,658)     (9,764,975)
                                                  ------------    ------------

Investing activities:
  Purchase of property and equipment                (6,482,531)    (57,007,460)
  Proceeds from sale of property and
   equipment                                         1,568,287       4,313,239
  Increase in notes receivable                            --           (68,750)
  Principal receipts under notes receivable             11,925         135,633
  Increase in investments in and advances to
   limited partnerships                               (208,916)       (607,868)
  Increase in restricted cash                         (326,540)     (1,325,930)
                                                  ------------    ------------

     Cash used in investing activities              (5,437,775)    (54,561,136)
                                                  ------------    ------------

Financing activities:
  Proceeds from borrowings                          11,195,177      52,341,614
  Payments of borrowings                              (701,853)     (4,232,498)
  Decrease in stock subscription receivable               --        16,076,260
  Increase in interest receivable on notes
   receivable from employees                          (310,890)       (314,446)
  Issuance of common stock                             395,000            --
  Purchase of stock                                       --           (17,280)
  Payment of contingent liability for stock
   price guarantee                                        --          (777,861)
                                                  ------------    ------------
     Cash provided by financing activities          10,577,434      63,075,789
                                                  ------------    ------------

Decrease in cash and cash equivalents               (5,000,999)     (1,250,322)
Cash and cash equivalents, beginning of period       5,270,843       2,583,735
                                                  ------------    ------------

Cash and cash equivalents, end of period          $    269,844    $  1,333,413
                                                  ============    ============

Supplemental non-cash disclosures:
  Cash paid for interest                          $  4,099,623    $  3,001,162
                                                  ============    ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)



  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997.

  NOTES PAYABLE TO SHAREHOLDER

        During the nine months ended September 30, 1998, the Company increased its outstanding borrowings from MEI Holdings, L.P., the Company's largest shareholder, by $ 11.2 million (plus accrued interest of $3.1 million), to $63.8 million (including accrued interest) as of September 30, 1998.

  ASSETS HELD FOR SALE

        In June 1998, the Company sold a property held for sale for net proceeds of $1.4 million, which approximated the book value of the property. As of September 30, 1998, the Company is holding for sale two properties having an aggregate book value of $1.6 million.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Noncomparability

        Among other transactions and actions, during June 1997, the Company opened its three SpeedZones and, during the second quarter of 1997, closed four family entertainment centers ("FECs") and disposed of 12 other FECs. During 1997 and the first nine months of 1998, the Company's capital expenditures totaled $63.2 million and $6.5 million, respectively, and the Company disposed of certain non-strategic assets for aggregate net proceeds of $6.1 million. In light of the foregoing and the seasonal nature of the Company's business, period-to-period comparisons of the Company's results of operations and the results of operations for any interim period are not necessarily indicative of the Company's future results of operations.

  Results of Operations

        For the three months ended September 30, 1998, the Company had a net loss of $5.3 million ($0.11 per share), approximately one-half of the Company's net loss of $11.5 million ($0.24 per share) for the comparable period last year. For the nine months ended September 30, 1998, the Company had a net loss of $17.9 million ($0.37 per share) as compared to a net loss of $21.3 million ($0.54 per share) in the comparable period in the prior year.

        Operating revenue decreased by $2.8 million (17%) for the three months ended September 30, 1998 from $16.9 million for the three months ended September 30, 1997 to $14.1 million for the three months ended September 30, 1998. The decrease in operating revenues was principally attributable to a decline in park traffic resulting from a reduction, on a comparative basis, in advertising spending during the third quarter 1998 from $3.3 million to $0.9 million and the closing of 16 FECs in 1997. Operating revenue increased by $1.8 million (5%) for the nine months ended September 30, 1998, from $35.4 million for the nine months ended September 30, 1997 to $37.2 million for the nine months ended September 30, 1998. The increase in the year-to-date operating revenue was primarily due to an increase in entertainment revenue ($4.9 million) attributable to the three FECs that were converted to SpeedZones in June 1997. The increase was partially offset by the decrease in the revenues from FECs that were sold in May 1997 ($ 1.6 million), three FECs closed in the second quarter 1997 pending final disposition ($0.6 million) and revenue declines in other FECs due principally to a reduction in advertising expenditures.

        Entertainment expenses decreased by $6.6 million (36%) for the quarter ended September 30, 1998 to $11.7 million from $18.3 million for the comparable quarter in the prior year due principally to reductions in staffing and advertising expenditures in the third quarter of this year, grand opening incurred in 1997 for the redeveloped SpeedZones and improved operations. Entertainment expenses for the nine months ended September 30, 1998 decreased by $5.3 (14%) million to $ 32.9 million from $38.2 million for the comparable period last year primarily as a result of reductions in advertising expenditures this year and grand opening costs incurred in 1997 for the redeveloped SpeedZones and by the decrease in expenses from the FECs that were sold in May 1997 ($1.6 million) and the three FECs closed during 1997 pending final disposition ($0.8 million). These decreases were partially offset by entertainment expenses associated with the SpeedZones which were operated throughout the nine months ended September 30, 1998 but were only open for operation last year beginning in June 1997 ($0.8 million).

        General and administrative expenses decreased $0.4 million (19%) for the quarter ended September 30, 1998 and $1.1 million (17%) for the nine months ended September 30, 1998 primarily as a result of a reduction in fees associated with the development of the SpeedZone concept.

        Depreciation and amortization for the quarter ended September 30, 1998 decreased by $1.0 million from the 1997 third quarter (from $3.5 million to $2.5 million) due to the reduction in depreciation for the parks that were written down to comply with SFAS No. 121 at the end of 1997. For the nine months ended September 30, 1998, depreciation and amortization increased by $1.3 million from the 1997 third quarter (from $6.2 million to $ 7.5 million). The increase for the nine months ended September 30, 1998 was primarily due to an increase in depreciation for the Company's three SpeedZones ($2.6 million) and on games purchased in the latter part of 1997 ($1.1 million). The increases were partially offset by a reduction in depreciation for the FECs that were written down to comply with SFAS No. 121 at the end of 1997 ($2.4 million).

        Interest expense increased by $1.0 million for the quarter ended September 30, 1998 and by $ 5.6 million for the nine months ended September 30, 1998, as compared to the comparable period in 1997, primarily due to the increase in the outstanding balance of indebtedness incurred to construct the SpeedZone parks and finance operating shortfalls.

        In 1997, the Company recognized $2.2 million of one-time costs in connection with the relocation of its corporate headquarters.

        In connection with its proposed recapitalization plan described below, the Company intends to seek further to reduce overhead and operating expenses, particularly this winter. In this regard, staff reductions implemented this month are expected to save $1.0 million annually (after one-time severance costs), and the Company intends to pursue other expense-saving measures.
  In this regard, the Company is engaged in discussions to amend the terms of its contract to purchase additional lanes relating to the Company's Top Eliminator dragster attraction (which may involve the Company's payment of a substantial one-time fee).

  Liquidity and Capital Resources

        The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company has therefore funded its operations and capital expenditures principally through external financing. During the nine months ended September 30, 1998, the Company financed its operations through a combination of the utilization of $5.0 million of cash on hand as of the beginning of the year, debt financing provided by the Company's largest shareholder ($11.2 million) and the sale in June 1998 of a property held for sale for net proceeds of $1.4 million. The Company's principal uses of cash during the first nine months of 1998 were to finance operations ($10.1 million) and capital investment ($6.5 million).

        At the end of 1996, the Company adopted a new business plan, a key component of which was the development and roll-out of the Company's SpeedZone concept. During 1997 and the first nine months of 1998, the Company's total capital investment for the development of the SpeedZone parks and for other parks was $69.7 million, before net proceeds from the sale of nonstrategic assets of $6.1 million, and the Company repaid or refinanced a total of $80.3 million of indebtedness. The Company's largest shareholder provided $63.8 million of debt and equity capital for these purposes and operating short-falls.

        $31.4 million of the Company's $110.5 million of total debt at September 30, 1998 (including accrued interest) matures in January 1999 (the "Current Debt"). The Current Debt includes $21.4 million of secured debt from a third-party lender and a $10.0 million loan from that lender through the Company's largest shareholder. The $10.0 million of Current Debt and an additional $11.0 million of indebtedness (together, the "Pass-Through Debt") was advanced to the Company's largest shareholder and reloaned to the Company as an accommodation to the Company and the third-party lender so that the largest shareholder's equity interests in the Company effectively supported that portion of the third-party financing. The current terms of the Company's bank debt (totalling $17.5 million at September 30, 1998) require monthly principal amortization payments of $500,000 commencing in December 1998 because the Current Debt had not been refinanced or the maturity date deferred by November 1998.

        The Company had expected that its combination with Houlihan's Restaurant Group proposed last summer would enhance the Company's ability to refinance a substantial amount of its debt, including the Current Debt and Houlihan's acquisition debt ($91 million at September 30, 1998), as well as enable the Company to raise additional capital resources with which to pursue its growth strategy. The deterioration of the credit and equity markets commencing in the third quarter of this year has made raising new capital extremely difficult, and the Company presently believes that it would not be able to complete the anticipated refinancings in the current capital markets environment. In addition, the erosion of public equity multiples, particularly for the restaurant industry and for other companies with a substantial portion of their revenues deriving from food and beverage operations, negatively affected Houlihan's valuation (particularly given Houlihan's $91 million of acquisition debt). Accordingly, the Company, based on the recommendation of its directors who are not employed by the Company or entities affiliated with its largest shareholder, elected not to move forward with the possible combination. As a result, the plan to combine Houlihan's with Malibu has been terminated, and the Company has decided to pursue a recapitalization plan on a stand-alone basis as described below.

        If the recapitalization plan is completed as currently contemplated, the Company believes that its operations would become self-funding, other than capital required for development or redevelopment of new parks and major renovations of existing parks. The Company's recapitalization plan has four principal components:

        o Conversion of $45.6 Million of Debt into Equity: All of the Company's debt to its largest shareholder (totaling $45.6 million, including accrued interest, as of September 30, 1998), other than the Pass-Through Debt, would be converted into convertible preferred stock of the Company with a pay-in-kind feature for at least two years, subject to the modification of the Current Debt described below;

        o $12 Million of New Equity Capital: In connection with the proposed recapitalization plan, the Company's largest shareholder advanced an additional $2.0 million to permit the Company to fund current obligations and, if the Current Debt is modified as described below, would make available up to an additional $10 million in equity capital to the Company in exchange for shares of convertible preferred stock to provide the Company with capital which it currently expects will be sufficient to carry it through its off-peak period;

        o Elimination of Bank Debt Amortization: The $500,000 per month principal amortization requirement under the Company's bank debt scheduled to commence in December 1998 would be eliminated; and

        o Conversion or Modification of Senior Debt: The Current Debt and the additional $11.0 million of Pass-Through Debt would be either modified so as to extend the maturity thereof and add an interest accrual feature or converted into convertible preferred stock with a pay-in-kind feature.

The Company has had substantive discussions with all parties relating to the recapitalization plan and its Board of Directors has approved it in concept. However, the terms thereof and documents providing for it have not been definitively agreed to as of the date of this Report. While the Company intends to seek to complete the recapitalization in the fourth quarter of this year, there can be no assurance that it will be successful in so doing, and the Company's majority shareholder has no legal obligation to fund the Company's operating and capital requirements for this purpose or in the future. In this regard, the Company's largest shareholder has informed the Company that it is not willing to invest additional capital in the Company unless the recapitalization and proposed modifications of the Company's Top Eliminator contract are completed on terms satisfactory to it, and that, after the recapitalization is completed, it has no present intention to provide more capital to fund operations or capital expenditures. If the Company is unable to refinance or restructure its indebtedness pursuant to the proposed recapitalization plan or otherwise, the Company would be forced to seek to obtain additional capital resources from other sources because the Company's present capital resources are not sufficient to fund its existing working capital and debt service requirements. There can be no assurance that the Company will be able to obtain such additional capital resources.

        The Company's growth strategy currently contemplates the development in 1999 of at least one new SpeedZone based on a modified prototype which is expected to incorporate substantial indoor racing attractions, and the redevelopment in 1999 of at least one of the Company's existing FECs into a modified family park concept. It is currently anticipated that the Company's business plan will focus on the development of new SpeedZones as well as the redevelopment of existing FECs into SpeedZones or family parks; the Company also expects to pursue acquisitions of existing parks. Any such actions would, however, require the Company to obtain additional capital resources even if the recapitalization plan described above is completed. As indicated above, there can be no assurance that the recapitalization plan will be implemented or that these capital resources will be available or as to the terms thereof.


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

        The Company relies on a significant number of computer programs and computer technologies (collectively, "IT") and non-IT Systems for its key operations, including product design, point of sales systems, race car timing and safety systems, finance and various administrative functions. The Company has engaged a year 2000 consultant to evaluate the current systems and prepare a plan for addressing compliance. The systems to be reviewed by the consultant are as follows:

        Application Systems:           Includes vendor supplied IT systems and
                                       IT applications developed and maintained by the Company

        Infrastructure Systems:        Includes all IT hardware and software
                                       platforms

        Embedded Systems:              Includes all IT and non-IT systems
                                       containing computer chips

        The consultant, as part of its services, will request confirmation from all vendors of their products' status relative to year 2000 compliance. The consultant will audit the Company's systems and provide a report to the Company identifying information, compliance requirements and criticality of each system. The consultant's review is expected to be complete by the end of this year, which management believes will allow the Company sufficient time to resolve any issues which are identified. Once the results of the review are available, the Company will decide what actions are appropriate. Based on preliminary information, costs of assessing the issue or addressing potential problems are not expected to be material, nor is the year 2000 issue expected to have a material adverse effect on the Company. However, the ability of third parties with which the Company transacts business adequately to address their year 2000 issues is outside the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

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

  Forward-Looking Statements

        This Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company, the proposed recapitalization plan or the Company's business plans for the future, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including as to the Company's recapitalization plan described above, the Company's capital resources generally and conditions in the capital markets; the Company's operations and results of operations and other risks, including competitive, economic, legal and regulatory risks that typically accompany businesses like that in which the Company is engaged. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

  PART II. OTHER INFORMATION

  ITEM 5.  OTHER INFORMATION

        The Company's 1998 shareholders meeting, which had been deferred pending the Houlihan's transaction, will be held on December 15, 1998 at the Company's SpeedZone park in Dallas, Texas.

        The Securities and Exchange Commission recently amended Rule 14a-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to provide that a proxy may confer discretionary authority to vote on a proposal for an annual meeting of stockholders if the proponent fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement. For purposes of the Company's 1999 annual meeting of stockholders, management may use its discretionary voting authority to vote on any proposal with respect to which the Company receives notice after March 31, 1999, even if such proposal is not discussed in the proxy statement for the 1999 annual meeting of stockholders.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  Exhibit No.                          Description
  -----------                          -----------

  10(a)          Employment Agreement between the Company and Richard N.
                 Beckert

  10(b) Amendment No. 5 to Consolidated, Amended and Restated Loan and Security Agreement between the Company and Foothill Capital Corporation

  10(c) Reaffirmation and Ratification of Guaranty by MEI Holding, L.P., in favor of Nomura Asset Capital Corporation

  10(d)          Letter Agreement re Term Extension between Malibu Centers Inc.
                 and Nomura Asset Capital Corporation

  10(e) Letter Agreement re Loan between Malibu Centers, Inc. and Nomura Asset Capital Corporation

  10(f) Second Reaffirmation and Ratification of Guaranty by Malibu Centers, Inc. in favor of Nomura Asset Capital Corporation

  27             Financial Data Schedule (for SEC purposes only)

  (b) No reports of Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Company caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.


                                            MALIBU ENTERTAINMENT WORLDWIDE, INC.

                                            By:  /s/ Richard N. Beckert
                                               --------------------------------
                                                     Richard N. Beckert
                                                     Chief Executive Officer

                                            By:  /s/ Richard M. FitzPatrick
                                               --------------------------------
                                                     Richard M. FitzPatrick
                                                     Chief Financial Officer



  November 16, 1998

                               INDEX TO EXHIBITS

  Exhibit No.                          Description
  -----------                          -----------
  10(a)          Employment Agreement between the Company and Richard N.
                 Beckert

  10(b)          Amendment No. 5 to Consolidated, Amended and Restated Loan and
                 Security Agreement between the Company and Foothill Capital
                 Corporation

  10(c)          Reaffirmation and Ratification of Guaranty by MEI Holding,
                 L.P., in favor of Nomura Asset Capital Corporation

  10(d)          Letter Agreement re Term Extension between Malibu Centers Inc.
                 and Nomura Asset Capital Corporation

  10(e)          Letter Agreement re Loan between Malibu Centers, Inc. and
                 Nomura Asset Capital Corporation

  10(f)          Second Reaffirmation and Ratification of Guaranty by Malibu
                 Centers, Inc. in favor of Nomura Asset Capital Corporation

  27             Financial Data Schedule (for SEC purposes only)