Form 10-K
period 1998-12-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1999-03-31
CIK 912027

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                             ---------------------

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                         717 NORTH HARWOOD, SUITE 1650
                              DALLAS, TEXAS 75201
                                 (214) 210-8701

                             ---------------------

    INCORPORATED IN GEORGIA       COMMISSION FILE NO. 0-22458         IRS NO. 58-1949379

                             ---------------------

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                --------------                      ------------------------------------
          Common Stock, no par value                      American Stock Exchange

                             ---------------------

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will not be contained in the definitive Proxy Statement incorporated by reference into
Part III of this Report.

     At March 26, 1999, there were 46,508,625 shares of the Company's common stock outstanding. The aggregate market value of the 7.2 million common shares held by nonaffiliates of the Company was approximately $9.4 million, based on the closing sales price of common stock as reported by the American Stock Exchange on that date.
                             ---------------------

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's 1999 annual meeting of shareholders, which will be filed prior to April 30, 1999, will be when so filed incorporated by reference into Part III hereof to the extent stated therein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.


================================================================================

                                     PART I

CERTAIN FORWARD-LOOKING STATEMENTS

     This Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company and the success of the Company's business and Recapitalization Plan, including as a result of the availability, terms and cost of capital resources, the willingness of the Company's lenders to agree to the recapitalization of the Company's debt, and the terms thereof; competitive factors and pricing pressures; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; the impact of present and future laws; the ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies, and changes in demographics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

ITEMS 1 & 2. BUSINESS AND PROPERTIES

BUSINESS

     The Company owns and operates multiple-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC"), which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms, souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. In 1997, the Company introduced its new SpeedZone concept. SpeedZones are primarily designed for young adults and feature the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The implementation of the SpeedZone concept began in 1997 with the re-development and opening, at the end of June, of the new SpeedZones in Dallas and Los Angeles and a scaled-down version in Atlanta. The Company closed four FECs that the Company determined did not meet the long-term objectives of the Company during 1998. As of March 25, 1999, the Company operated or had ownership interests in 22 traditional FECs and three SpeedZones.

PROPERTIES

     At March 30, 1999, the Company owned and operated three SpeedZones and 19 FECs located in eight states. The land for nine FECs and two SpeedZones is owned and the land for 10 FECs and one SpeedZone is leased. 1998 lease payments under these land leases (which expire on various dates from 1999 to 2020) totaled $4.3 million in 1998. Three FECs are owned by limited partnerships in which the Company has minority ownership interests. The SpeedZones and 22 FECs are located in California (3), Florida (3), Georgia (3), Nevada (1), Ohio (2), Oregon (1), South Carolina (1), and Texas (8), generally in large metropolitan areas and the three Partnership FECs are located in California, Texas and Colorado.

     As of March 25, 1999, the Company and its subsidiaries employed approximately 1,166 persons, none of whom was represented by a union.

SIGNIFICANT RECENT DEVELOPMENTS

     During 1998, the Company focused on building its management team, seeking to improve its results of operations and developing a plan to recapitalize the Company. The Company hired Richard Beckert as Chief Executive Officer in August 1998. Mr. Beckert had been Senior Vice President of Bristol Hotels & Resorts., Inc. and predecessor entities since 1983. The Company also hired Eric Terry as Vice President of Sales and Marketing in November 1998. Mr. Terry was previously with Hollywood Casinos as its Vice President of Marketing for 11 years. Scott Wheeler was hired as Chief Financial Officer in December 1998. Mr. Wheeler was Vice President of Business Management for The Beltway Companies where he had been employed for the past 13 years.

     While the Company's results of operations improved during 1998 compared to 1997, the Company's results of operations and standalone capital resources were not sufficient in 1998 to fund the Company's working capital, debt service and capital expenditure requirements. Accordingly, in the Fall of 1998, the Company announced that it was pursuing a recapitalization. See Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In March 1999, the Company announced that it had entered into an agreement in principle with its principal lenders providing for a recapitalization plan (the "Recapitalization Plan"). Under the Recapitalization Plan, which is subject to final documentation and funding of the $11.4 million payment described below:

     - The Company agreed to repay by May 1, 1999 (subject to extension to May 28, 1999 under certain circumstances) $11.4 million of secured debt held by its principal non-shareholder lender;

     - The remaining $31.0 million of debt (including accrued interest) held by that lender as of December 31, 1998 (including $21.0 million of advances made as an accommodation by the Company's principal shareholder and reloaned to the Company) would be converted into perpetual preferred stock with a 9% dividend rate and dividends payable in kind through January 1, 2002. In addition, the lender would receive six million Company common shares. If the preferred stock were not redeemed by September 30, 2000, the lender would receive an additional two million Company common shares from the Company as well as four million of the Company common shares now owned by the Company's largest shareholder. The principal non-shareholder lender also agreed to convert all interest due under the above-described debt during the period from March 1, 1999 to May 1, 1999 (subject to extension to May 28, 1999 under certain circumstances) into perpetual preferred stock having the above-described terms;

     - The $6.1 million (as of March 26, 1999) of advances since November of last year ($2.9 million as of December 31, 1998) by an entity related to the Company's largest shareholder would be converted into perpetual preferred stock with a 9% dividend rate and dividends payable in kind through January 1, 2004. The preferred stock would be convertible into Company common shares at the lesser of $2.50 per share or 120% of market beginning September 30, 2000. In addition, that entity would agree to purchase up to an additional $7.9 million (for a total of $14.0 million) of perpetual preferred stock if called by the Company over a three-year period for certain purposes; and

     - The $47.3 million (including $5.4 million of accrued interest) as of December 31, 1998 of remaining debt and accrued interest due to the Company's largest shareholder (excluding the reloaned advances described above) would be converted into perpetual convertible preferred stock with a 7% dividend rate and dividends payable in kind through January 1, 2002. The preferred stock would be convertible into the Company's common stock at $2.50 per share.

     The Company's largest shareholder currently owns 84.6% of the Company's outstanding common stock. Assuming that all of the transactions described above had been completed on December 31, 1998 and the above-described preferred stock had been converted into Company common shares at the conversion price that would have been in effect at December 31, 1998 such percentage ownership interest would decrease to 82.1%.

     The agreement in principle is subject to the repayment of the $11.4 million of secured debt, the negotiation and execution of definitive documentation and other conditions. The Company has been in discussions with various capital sources to secure the amounts necessary to make the $11.4 million payment. There can, however, be no assurance that the Company will be able to implement the Recapitalization Plan or as to the ultimate timing or terms thereof. If the Company is unable to refinance or restructure its indebtedness in the proposed Recapitalization Plan or otherwise, it would be forced to seek to obtain additional capital resources from other sources or take other actions because the Company's present capital resources are not sufficient to fund its projected working capital, debt service and capital expenditure requirements. There can be no assurance that the Company would be able to obtain such additional capital resources.

     The Company's largest shareholder has informed the Company that, except in the limited circumstances and subject to the conditions described above, it is not willing to invest additional capital in the Company unless the Recapitalization is completed on terms consistent with those described above.

     The Company has adopted a business plan designed to increase revenue and decrease operating expenses to improve its results of operations. The Company's ability to improve its results of operations and the timing thereof is dependent on a variety of factors, many of which are beyond the Company's control, including the successful completion of the Recapitalization Plan and the other risks and uncertainties described under "Certain Forward-Looking Statements" above. There can be no assurance that the Company will be able to successfully implement its business plan or improve its results of operations.

SEASONALITY

     The business of the Company is highly seasonal. Approximately two-thirds of the Company's revenues are generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 15, 1998, at the annual meeting of the Shareholders of the Company, the following persons were re-elected as Directors of the Company by the following vote:

                                                                   AGAINST/
                                                         FOR       WITHHELD
                                                      ----------   --------
             Richard N. Beckert.....................  45,931,144     1,300
             Daniel A. Decker.......................  45,931,144     1,300
             Julia E. Demerau.......................  45,883,313    49,126
             L. Scott Demerau.......................  45,883,313    49,126
             Richard FitzPatrick....................  45,931,144     1,300
             James Hands............................  45,931,144     1,300
             William Kearns.........................  45,931,144     1,300
             Steven Scheetz.........................  45,931,144     1,300
             Bert Wasserman.........................  45,919,586    12,858
             Robert Whitman.........................  45,931,144     1,300

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

INFORMATION RELATING TO COMMON STOCK

     The Company's common stock is traded on the AMEX under the symbol "MBE". The following table indicates for each calendar quarter in 1998 and 1997 the high and low reported closing sale prices for the Company's common stock during the prior two calendar years:

                                                        HIGH     LOW
                                                        -----   -----
1998
Fourth Quarter........................................  $2.56   $0.93
Third Quarter.........................................  $3.43   $1.75
Second Quarter........................................  $4.06   $1.62
First Quarter.........................................  $4.43   $3.00
1997
Fourth Quarter........................................  $4.43   $3.00
Third Quarter.........................................  $5.50   $3.75
Second Quarter........................................  $6.00   $2.50
First Quarter.........................................  $3.56   $2.50

     As of March 25, 1999, there were approximately 184 holders of record of the Company's common stock.

     The Company has not paid dividends on its common stock since prior to its initial public offering and does not intend to pay regular dividends on its common stock in the foreseeable future. The payment of dividends is restricted by credit instruments to which the Company is a party.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (AMOUNTS IN THOUSANDS)

                                            YEARS ENDED                   THREE MONTHS            YEARS ENDED
                             ------------------------------------------      ENDED       -----------------------------
                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                 1998           1997           1996         1995(1)          1995            1994
                             ------------   ------------   ------------   ------------   -------------   -------------
STATEMENT OF OPERATIONS
  DATA:
Operating revenues.........    $45,456        $44,607        $37,430         $6,754         $46,207         $28,177
Operating expenses(2)......     64,014         95,089         77,239         10,417          47,765          25,293
Operating income (loss)....    (18,558)       (50,482)       (39,809)        (3,663)         (1,558)          2,884
Interest expense...........     14,838          6,185          6,579          2,754           4,108           1,371
Income (loss) before other
  income (expenses)........    (33,396)       (56,667)       (46,388)        (6,417)         (5,666)          1,513
Other income (expenses)....       (767)        (2,597)         1,648           (680)          1,514             342
Benefit (provision) for
  income taxes.............        -0-            -0-         (2,184)         2,692           1,310            (705)
Net income (loss)..........    (34,386)       (59,303)       (47,633)        (4,494)         (3,201)          1,232
Basic and diluted income
  (loss) per share of
  common stock.............    $ (0.71)       $ (1.41)       $ (2.91)        $(0.77)        $ (0.53)        $  0.20
Weighted average shares of
  common stock
  outstanding..............     48,457         41,960         17,407          8,375           7,720           6,269

                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                               1998           1997           1996           1995            1994
                                           ------------   ------------   ------------   -------------   -------------
BALANCE SHEET DATA:
Working capital..........................    $(39,231)      $(1,824)       $16,210         $(8,253)        $(1,316)
Total assets.............................     117,431       135,350        122,097         101,139          69,926
Long-term obligations, excluding current
  portion................................      83,717        95,733         25,538          15,545          18,285
Convertible subordinated debentures......         -0-           -0-         16,521          14,150             -0-
Total liabilities........................     130,153       114,614         57,088          51,702          28,258
Total shareholders' equity...............    $(12,722)      $20,736        $64,231         $48,059         $31,827

---------------

(1) Represents a three-month period because during 1995 the Company changed its fiscal year end to December 31st.

(2) Operating expenses include non-recurring charges including losses on impairment of assets and write downs of investments in affiliates of $0.1 million and $0 million, respectively, for the year ended December 31, 1998, $20.9 million and $0.6 million, respectively, for the year ended December 31, 1997 and $21.0 million and $2.6 million, respectively, for the year ended December 31, 1996. In 1998, the Company recorded a $1.7 million charge for provision against accounts receivable from partnerships. See "Item
    7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other non-recurring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Noncomparability

     In 1998, the Company closed four FECs and recorded a $0.1 million charge for impairment of assets and a provision of an allowance for accounts receivable from partnerships of $1.7 million.

     Among other transactions and actions during 1997, the Company launched the SpeedZone concept with the opening of three new SpeedZones mid-year, closed four FECs, disposed of 12 FECs, recorded a $20.9 million charge for impairment of assets, recorded a $0.6 million write down of investments in affiliates and a $2.4 million charge for relocation of its corporate headquarters, recorded a charge of $1.9 million for environmental remediation costs and issued 19.4 million shares of common stock upon conversion of certain convertible debt securities.

     Similarly, during 1996, the Company effected a recapitalization, recorded a $21.0 million charge for impairment of assets and a $2.6 million write down of investments in affiliates, recorded a charge of $1.1 million for environmental remediation costs, and ceased conducting syndication and development/ construction activities as separate businesses. In addition, $3.8 million aggregate liquidation preference of the Company's convertible preferred stock and $3.0 million of the Company's convertible debt was converted into common stock during 1996. In 1996, the Company changed its fiscal year end from September 30 to December 31. The Company also acquired the partnership interests that it did not already own in three FECs in August 1996.

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

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

  Net Loss

     The Company's operations resulted in a net loss of $34.4 million ($.71 per share) for the year ended December 31, 1998 ("1998") as compared to a net loss of $59.3 million ($1.41 per share) for the year ended December 31, 1997 ("1997").

     The net loss for 1998 included a $0.1 million charge under Statement of Financial Accounting Standards No. 121 ("SFAS121") for impairment of assets and adjustments in carrying values. In addition, during 1998, the Company recorded a provision for accounts receivable from partnerships of $1.7 million. In 1997, the Company recorded a charge totaling $21.5 million under SFAS121. In 1997, the net loss also included another $4.3 million of non-recurring charges associated with increases in environmental reserves and relocation of the Company's headquarters.

  Operating Revenues

     Entertainment revenues (revenues from the operation of FECs and SpeedZones) increased by $0.8 million or 2%, to $44.3 million for 1998 from $43.5 million for 1997. The increase in entertainment revenues was due to an increase in revenues from the three SpeedZones which were open the entire year ($4.4 million), offset by a decrease in entertainment revenues from operating FECs ($0.4 million) and from the FECs which were closed in 1998 ($3.2 million).

  Operating Expenses

     Total 1998 operating expenses were $64.0 million, a decrease of $31.1 million, or 33%, over 1997.

     Entertainment expenses decreased by $8.6 million, or 17%, to $43.2 million for 1998 from $51.8 million for 1997. The decrease was primarily a result of reducing payroll consistent with associated revenue levels, reductions in advertising expenditures in 1998, grand opening costs incurred in 1997 for the redeveloped SpeedZones and decreases in expenses from the FECs that were sold or closed in 1998. The principal categories of entertainment expenses were cost of goods sold ($5.6 million in 1998 compared to $6.2 million in 1997), payroll ($17.0 million in 1998 compared to $18.9 million in 1997), repairs and maintenance ($3.3 million in 1998 compared to $3.3 million in 1997), facilities operating and utilities expense ($4.9 million in 1998 compared to $7.0 million in 1997), advertising($2.3 million in 1998 compared to $5.7 million in 1997), corporate expenses ($3.0 million in 1998 compared to $3.6 million in 1997) and other (unchanged at $7.1 million).

     General and administrative expenses decreased $1.1 million, or 12%, to $8.1 million from $9.2 million for 1997 primarily as a result of a reduction in professional fees associated with the development of the SpeedZone concept.

     Depreciation and amortization expense increased by $0.2 million to $10.2 million primarily due to a full year's depreciation for the Company's three SpeedZones and for games purchased in the latter part of 1997, offset by depreciation on closed parks.

     During 1998 and 1997, the Company recognized a loss due to impairment of assets of $0.1 million and $20.9 million, respectively, principally as a result of adjustments in the carrying value of assets resulting from the determination that the carrying value of certain assets was higher than their undiscounted expected future cash flows.

     In addition, in 1997, the Company adjusted the value of investments in its limited partnerships based upon their net realizable values which resulted in a loss on investments of $0.6 million and recorded a charge of $1.9 million for environmental remediation costs.

  Other (Expense)/Income

     During 1997, the Company made the decision to relocate its corporate headquarters from Atlanta, Georgia to Dallas, Texas. The relocation was completed in March 1998. In connection with this relocation, the Company recognized office closing costs (including $2.2 million in severance costs) of $2.4 million in 1997.

     Interest expense increased by $8.6 million, or 139%, to $14.8 million from $6.2 million in 1997 primarily due to the increase in the outstanding balance of indebtedness incurred to construct the SpeedZone parks and finance operating cashflow shortfalls.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     The Company's operations resulted in a net loss of $59.3 million ($1.41 per share) for the year ended December 31, 1997 as compared to a net loss of $47.6 million ($2.91 per share) for the year ended December 31, 1996 ("1996").

     The net loss for 1997 included $25.8 million ($0.61 per share) of non-recurring charges and expenses, and the net loss for 1996 included $30.3 million ($1.74 per share) of non-recurring charges and expenses and adjustments in carrying value of assets, increases in environmental reserves, and the relocation of the Company's headquarters.

     12 of the Company's non-strategic FECs were sold during 1997, five FECs were held for sale or closure, and the Company recorded a charge totaling $20.9 million under SFAS 121 for impairment of assets and adjustments in carrying values. In 1996 the Company recorded a charge totaling $21.0 million under SFAS 121.

  Operating Revenues

     Entertainment revenues increased by $7.7 million, or 22%, to $43.5 million for 1997 from $35.8 for 1996. The increase in entertainment revenues was due to
(i) an increase in entertainment revenue from the FECs which were operated in both years ($2.2 million), (ii) an increase in entertainment revenues from the three FECs which were converted to SpeedZones ($5.9 million), and (iii) three FECs purchased in August 1996 that were only included in five months of 1996 ($2.3 million). These increases were offset by the decrease in revenue ($2.3 million) from the FECs which were sold in May 1997 and FECs closed in 1997 pending final disposition ($0.4 million).

  Operating Expenses

     Total 1997 operating expenses were $95.1 million, an increase of $17.9 million, or 23%, over 1996.

     Entertainment expenses increased by $18.3 million, or 55%, to $51.8 million for 1997 from $33.5 million for 1996. The increase was primarily a result of (i) greater operating costs associated with the increase in operating revenues generated by the new SpeedZone product, (ii) higher operating costs for the SpeedZone parks to provide enhanced customer service in the initial months of operations prior to the implementation of operational efficiencies, (iii) expenses associated with the grand opening of the SpeedZone parks and pre-opening costs such as promotion, advertising, training and non-recurring concept refinement costs and travel, (iv) additional advertising expenses incurred to revitalize customer awareness of all of the Company's FECs, and (v) the three FECs purchased in August 1996.

     General and administrative expenses decreased by $2.9 million, or 24%, to $9.2 million from $12.1 million for 1996. The decrease was primarily a result of expenses the Company incurred in 1996 relating to recording (i) bad debt reserves and various accruals of $1.6 million and (ii) costs associated with the Company's 1996 recapitalization.

     Depreciation and amortization expense increased by $3.8 million, or 61%, primarily as a result of the acquisition of the three parks in August 1996 and the depreciation recognized on the newly redeveloped SpeedZones.

     During each of 1997 and 1996, the Company recognized a loss due to impairment of assets of $20.9 million and $21.0 million, respectively, principally as a result of adjustments in the carrying value of assets. In addition, the Company adjusted the value of investments in its limited partnerships based upon their net realizable values, which resulted in a loss on investments in affiliates of $0.6 million in 1997 and $2.6 million in 1996, recorded a charge of $1.1 million for environmental remediation costs in 1996 and recorded an additional environmental charge of $1.9 million in 1997.

  Other (Expense)/Income

     During 1997, the Company began the relocation of its corporate headquarters from Atlanta, Georgia to Dallas, Texas, which was completed March 1, 1998. In connection with this relocation, the Company recognized office closing costs (including $2.2 million in severance costs) of $2.4 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company has, therefore, funded its operations and capital expenditures principally through external financing. The Company undertook a substantial recapitalization in 1996 and began a substantial capital investment program, both in connection with the roll-out of its SpeedZone concept and in connection with the general upgrading of its strategic FECs. Under this program, the Company made $85.7 million in capital investments in its facilities during 1996-1998.

     At December 31, 1998, the Company had $5.4 million of current assets (including $0.2 million of unrestricted cash) and $44.6 million of current liabilities (including $30.2 million of current debt); or negative working capital of $39.2 million (compared to negative working capital of $1.8 million at December 31, 1997, which amount included $5.3 million of unrestricted cash). As of December 31, 1998, the Company's total shareholder's equity was negative $12.7 million, compared to a positive $20.7 million at December 31, 1997.

     The Company's principal uses of cash during the year were to fund operations ($13.2 million) and capital investment ($6.6 million). The Company financed its operations during 1998 through a combination of $5.0 million of cash on hand as of the beginning of the year, debt financings provided by the Company's largest shareholder and a related entity ($14.6 million in the aggregate) and the sale in June 1998 of a property held for sale for net proceeds of $1.4 million.

     The Company's largest shareholder has informed the Company that, except in the limited circumstances and subject to the conditions described above, it is not willing to invest additional capital in the Company unless the Recapitalization is completed on terms consistent with those described in Item 1 under "Significant Recent Developments."

     Of the Company's $113.9 million of total debt at December 31, 1998 (including accrued interest), $30.2 million matures in 1999 (the "Current Debt"). The Current Debt primarily includes $21.4 million of secured debt from a third-party lender and a $8.0 million loan from that lender through the Company's largest shareholder. The $8.0 million of Current Debt and an additional $13.0 million of indebtedness (together, the "Pass-Through Debt") was advanced by the Company's largest shareholder and reloaned to the Company as an accommodation to the Company and the third-party lender so that the largest shareholder's equity interests in the Company effectively supported that portion of the third-party financing.

     In the first quarter of 1999, the Company agreed in principle with its principal lenders on the Recapitalization Plan. The principal components of the Recapitalization Plan (which is subject to final documentation and funding of the $11.4 million payment described below) are as follows:

     - The Company agreed to repay by May 1, 1999 (subject to extension to May 28, 1999 under certain circumstances) $11.4 million of secured debt held by its principal non-shareholder lender;

     - The remaining $31.0 million of debt (including accrued interest) held by that lender as of December 31, 1998 (including $21.0 million of advances made as an accommodation by the Company's principal shareholder and reloaned to the Company) would be converted into perpetual preferred stock with a 9% dividend rate and dividends payable in kind through January 1, 2002. In addition, the lender would receive six million Company common shares. If the preferred stock were not redeemed by September 30, 2000, the lender would receive an additional two million Company common shares from the Company as well as four million of the Company common shares now owned by the Company's largest shareholder. The principal non-shareholder lender also agreed to convert all interest due under the above-described debt during the period from March 1, 1999 to May 1, 1999 (subject to extension to May 28, 1999 under certain circumstances) into perpetual preferred stock having the above-described terms;

     - The $6.1 million (as of March 26, 1999) of advances since November of last year ($2.9 million as of December 31, 1998) by an entity related to the Company's largest shareholder would be converted into perpetual preferred stock with a 9% dividend rate and dividends payable in kind through January 1, 2004. The preferred stock would be convertible into Company common shares at the lesser of $2.50 per share or 120% of market beginning September 30, 2000. In addition, that entity would agree to purchase up to an additional $7.9 million (for a total of $14.0 million) of perpetual preferred stock if called by the Company over a three-year period for certain purposes; and

     - The $47.3 million (including $5.4 million of accrued interest) as of December 31, 1998 of remaining debt held by the Company's largest shareholder (excluding the reloaned advances described above) would be converted into perpetual convertible preferred stock with a 7% dividend rate and dividends payable in kind through January 1, 2002. The preferred stock would be convertible into the Company's common stock at $2.50 per share.

     The agreement in principle is subject to the repayment of the $11.4 million of secured debt, the negotiation and execution of definitive documentation and other conditions. The Company has been in discussions with various capital sources to secure the amounts necessary to make the $11.4 million payment.

There can, however, be no assurance that the Company will be able to implement the Recapitalization Plan or as to the ultimate timing or terms thereof. If the Company is unable to refinance or restructure its indebtedness in the proposed Recapitalization Plan or otherwise, it would be forced to seek to obtain additional capital resources from other sources or take other actions because the Company's present capital resources are not sufficient to fund its projected working capital, debt service and capital expenditure requirements, including the repayment of the Current Debt, $29.4 million of which is due in July 1999. There can be no assurance that the Company would be able to obtain such additional capital resources.

     The Company's strategy currently contemplates evaluating and developing plans for converting underperforming FECs to SpeedZones in the latter part of 1999 or 2000. In addition, the Company intends to spend $5.8 million to repair and renovate FECs and to purchase new games to revitalize current park operations during 1999. Any such actions would, however, require the Company to obtain additional capital resources even if the Recapitalization Plan described above is completed. There can be no assurance that the Company will be able to obtain the capital to implement these plans.

IMPACT OF YEAR 2000 ISSUES

     The Company will be required to modify or replace portions of its computer software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications or replacements of existing software and certain hardware, the year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the year 2000 issue could have a material adverse impact in the operations of the Company.

     The Company relies on a significant number of computer programs and computer technologies (collectively, "IT") and non-IT systems for its key operations, including product design, point of sales systems, race car timing and safety systems, finance and various administrative functions. The Company engaged a year 2000 consultant to evaluate the current systems and prepare a plan for addressing compliance which was completed by year-end.

     The consultant requested confirmation from all vendors of their products' status relative to year 2000 compliance. The consultant reviewed the Company's systems and provided a report to the Company identifying information, compliance requirements and criticality of each system. Based on the report, the total cost of the year 2000 project is estimated at approximately $300,000.

     In the event that the Company does not complete any phases of its year 2000 plan, the Company would have to manually track sales until the problem is resolved. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially adversely affect the Company. The amount of lost revenue cannot be reasonably estimated at this time. The ability of third parties with which the Company transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

     A substantial portion of the Company's long-term debt bears interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements, which are incorporated herein by reference. At December 31, 1998, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the terms and outstanding amounts of the Company's borrowings at December 31, 1998, the Company has determined that there is no material interest rate risk exposures to the Company's financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements contained in this Report and is incorporated herein by reference. Specific financial information can be found at the pages listed in the following index:

ITEM                                                            PAGE NO.
----                                                            --------
Report of Independent Public Accountants.................   F-1
Consolidated Balance Sheets..............................   F-2
Consolidated Statement of Operations.....................   F-3
Consolidated Statement of Cash Flows.....................   F-4
Consolidated Statement of Changes in Shareholders'
Equity...................................................   F-6 and F-7
Notes to Consolidated Financial Statements...............   F-8 through F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 1999 (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth under the caption "Security Ownership Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Financial Statements: The list of financial statements required by this item is set forth in Item 8 under "Financial Statements and Supplementary Data" and is incorporated herein by reference.

          2. Financial Statement Schedules: All financial statement schedules are omitted as they are either not applicable or the required information is included in the consolidated financial statements or the notes thereto.

          3. Exhibits: The following exhibits are filed herewith:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
          4.2            -- Form of Warrant (incorporated by reference to the
                            Company's 1993 10-K)
          4.3            -- Preferred Stock Designations (incorporated by reference to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996 (the "1996 10-K"))
         10.1            -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.2            -- 1993 Company Nonemployee Director Stock Option Plan with form of option agreement (incorporated by reference to
                            the Registration Statement)
         10.3            -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            the 1997 Annual Meeting Of Shareholders)
         10.4            -- Promissory Note, dated June 30, 1993, in the principal
                            amount of $6,150,000 in favor of M.B. Seretean
                            (incorporated by reference to the Registration Statement)
         10.5            -- Consolidated Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
         10.6            -- Amendment Nos. 1, 2, 3, 4, 5, 6, 7 and 8 to the
                            Consolidated, Amended and Restated Loan Security, dated
                            August 22, 1996, between the Company and Foothill Capital
                            Corporation (filed herewith)
         10.7            -- Investment Agreement, dated as of June 5, 1996, as
                            amended between MEI Holdings and the Company
                            (incorporated by reference to MEI Holdings' Amendment No.
                            3 to Schedule 13D-1 filed September 25, 1996 ("MEI
                            Holdings' 1996 13D-1"))
         10.8            -- Warrant, dated August 28, 1996, by the Company
                            (incorporated by reference to MEI Holdings' 1996 13D-1)
         10.9            -- Registration Rights Agreement, dated August 28, 1996,
                            between the Company and MEI Holdings (incorporated by
                            reference to MEI Holdings' 1996 13D-1)
         10.10           -- Agreements, dated August 28, 1996, between the Company
                            and L. Scott Demerau and the Company and Julia E. Demerau
                            (incorporated by reference to the 1996 8-K)
         10.11           -- Redemption Agreement, dated November 14, 1996, between
                            the Company and MEI Holdings (incorporated by reference
                            to MEI Holdings' Schedule 14D-1, dated November 14, 1996)
         10.13           -- Loan Agreement, dated as of June 27, 1997, between Malibu
                            Centers, Inc. and Nomura Asset Capital Corporation
                            ("Nomura") (incorporated by reference to the 2nd Q 1997
                            10-Q)
         10.14           -- Promissory Note by Malibu Centers, Inc. in favor of
                            Nomura for $21,390,375 (incorporated by reference to the
                            2nd Q 1997 10-Q)
         10.15           -- Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (incorporated by reference to the 2nd Q 1997
                            10-Q)
         10.16           -- Recapitalization Agreement, dated March 1, 1999, between
                            Nomura Asset Capital Corporation, the Company, Malibu
                            Centers, Inc., MEI Holdings and SZ Capital (incorporated
                            by reference to Amendment No. 19 to the Schedule 13D-1
                            filed by MEI Holdings on March 10, 1999)
         10.17           -- Second Amended and Restated Subordination Agreement,
                            dated as of January 20, 1999, among MEI Holdings, the
                            Company and Foothill Capital Corporation (incorporated by
                            reference to Amendment No. 18 to the Schedule 13D-1 filed
                            by MEI Holdings on February 22, 1999 (the "MEI Holdings'
                            Feb 1999 13D-1"))
         10.18           -- Third Amended and Restated Subordinated Convertible
                            Promissory Note by the Company in favor of MEI Holdings,
                            in the amount of $65,000,000 (incorporated by reference
                            to the MEI Holdings' Feb 1999 13D-1)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.19           -- Second Amended and Restated Promissory Note by the
                            Company in favor of MEI Holdings, in the amount of
                            $10,000,000 (incorporated by reference to the MEI
                            Holdings' Feb 1999 13D-1)
         10.20           -- Agreement Regarding Right to Convert Promissory Notes,
                            dated as of January 20, 1999, between MEI Holdings and
                            the Company (incorporated by reference to the MEI
                            Holdings' Feb 1999 13D-1)
         10.21           -- Subordinated Convertible Promissory Note by the Company
                            in favor of SZ Capital, in the amount of $30,000,000
                            (incorporated by reference to the MEI Holdings' Feb 1999
                            13D-1)
         10.22           -- Subordination Agreement, dated as of November 16, 1998, among SZ Capital, the Company and Foothill Capital
                            Corporation (incorporated by reference to MEI Holdings'
                            Feb 1999 13D-1)
         10.23           -- Registration Rights Agreement, dated as of November 16,
                            1998, between the Company and SZ Capital (incorporated by
                            reference to the MEI Holdings' Feb 1999 13D-1)
         10.24           -- Loan Agreement, dated as of November 16, 1998, between SZ
                            Capital and the Company (filed herewith)
         10.25           -- Subordinated Convertible Promissory Note, dated November
                            16, 1998, by the Company in favor of SZ Capital, in the
                            amount of $30,000,000 (incorporated by reference to MEI
                            Holdings' Feb 1999 13D-1)
         21              -- Subsidiaries (filed herewith)
         24              -- Powers of Attorney (filed herewith)
         27              -- Financial Data Schedule (for SEC purposes only)

     (b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MALIBU ENTERTAINMENT WORLDWIDE, INC.

                                        By:       /s/ R. SCOTT WHEELER

                                           -------------------------------------
                                                     R. Scott Wheeler
                                                  Chief Financial Officer

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ RICHARD N. BECKERT                  Chief Executive Officer and Director
-----------------------------------------------------    (principal operating officer)
                 Richard N. Beckert

                /s/ R. SCOTT WHEELER                   Chief Financial Officer (principal financial
-----------------------------------------------------    and accounting officer)
                  R. Scott Wheeler

                          *                            Chairman of the Board and Director
-----------------------------------------------------
                  Robert A. Whitman

                          *                            Director
-----------------------------------------------------
               Richard M. FitzPatrick

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

                          *                            Director
-----------------------------------------------------
                  Steven D. Scheetz

                          *                            Director
-----------------------------------------------------
                  Bert W. Wasserman

---------------

* The undersigned, by signing his name hereto, does sign and execute this Report pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith:

By:     /s/ R. SCOTT WHEELER
    --------------------------------
            R. Scott Wheeler
            Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Malibu Entertainment Worldwide, Inc.:

     We have audited the accompanying consolidated balance sheets of Malibu Entertainment Worldwide, Inc. (a Georgia corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malibu Entertainment Worldwide, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations, has a net capital deficiency and current maturities of debt obligations in amounts greater than its present cash resources, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     ARTHUR ANDERSEN LLP

Dallas, Texas
March 29, 1999

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Current
  Cash and cash equivalents.................................  $    237,336   $  5,270,843
  Restricted cash...........................................     1,388,396      1,302,724
  Inventories...............................................     1,153,923      1,976,524
  Current portion of notes receivable.......................        17,000         79,927
  Assets held for sale......................................     1,615,217      3,002,672
  Prepaid expenses..........................................     1,007,459      1,019,946
                                                              ------------   ------------
          Total current assets..............................     5,419,331     12,652,636
                                                              ------------   ------------
Property and equipment, less accumulated depreciation.......   108,843,304    116,125,918
                                                              ------------   ------------
Other noncurrent
  Investments in and advances to limited partnerships.......       335,836      2,180,410
  Notes receivable..........................................        26,405         41,823
  Other assets..............................................       154,965        163,805
  Debt issuance costs, less accumulated amortization........     1,655,784      3,155,526
  Intangible assets, less accumulated amortization..........       995,365      1,029,986
                                                              ------------   ------------
          Total other noncurrent assets.....................     3,168,355      6,571,550
                                                              ------------   ------------
                                                              $117,430,990   $135,350,104
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of notes payable..........................  $ 22,182,802   $  1,060,411
  Current portion of notes payable to shareholder...........     8,000,000             --
  Accounts payable..........................................     4,249,065      5,623,907
  Accrued expenses..........................................     9,406,008      6,719,027
  Accrued expenses related to assets held for sale..........       812,152      1,073,714
                                                              ------------   ------------
          Total current liabilities.........................    44,650,027     14,477,059
Noncurrent liabilities
  Line of credit............................................     7,500,000      7,500,000
  Term loan revolver........................................    10,000,000     10,000,000
  Notes payable to shareholder..............................    57,809,603     48,301,668
  Notes payable.............................................     3,012,691     28,836,505
  Accrued interest due to shareholder.......................     5,394,524      1,094,781
  Other accrued expenses....................................     1,785,811      4,403,856
                                                              ------------   ------------
          Total liabilities.................................   130,152,656    114,613,869
                                                              ------------   ------------
Commitments and contingencies
Shareholders' equity
  Preferred stock, 6,000,000 shares
     Authorized with no par value...........................
     Series F, 2,700,000 authorized; none outstanding.......
     Series G, 213,551 authorized; none outstanding.........
  Common stock, 100,000,000 shares authorized with no par
     value; 46,508,625 and 48,376,776 shares issued and
     outstanding............................................   136,386,360    141,212,037
  Outstanding warrants......................................     1,974,600      2,085,100
  Notes receivable from shareholders........................            --     (5,864,523)
  Accumulated deficit.......................................  (151,082,626)  (116,696,379)
                                                              ------------   ------------
          Total shareholders' equity........................   (12,721,666)    20,736,235
                                                              ------------   ------------
                                                              $117,430,990   $135,350,104
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                        ENDED          ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         1998           1997           1996
                                                     ------------   ------------   ------------
OPERATING REVENUES
Entertainment revenue..............................  $ 44,267,680   $ 43,523,933   $ 35,810,918
Other..............................................     1,188,659      1,083,545      1,619,205
                                                     ------------   ------------   ------------
          Total operating revenues.................    45,456,339     44,607,478     37,430,123
                                                     ------------   ------------   ------------
OPERATING EXPENSES
Entertainment expenses.............................    43,157,091     51,837,953     33,533,903
General and administrative expenses................     8,131,576      9,248,877     12,063,425
Other expenses.....................................       690,247        632,402        712,099
Depreciation and amortization......................    10,181,821      9,995,090      6,220,848
Provision for loss due to impairment of assets.....       127,073     20,869,962     21,038,417
Provision of allowance for accounts receivable from
  partnerships.....................................     1,726,363             --             --
Provision for environmental costs..................            --      1,900,000      1,100,000
Provision for loss on investments in limited
  partnerships.....................................            --        604,957      2,570,000
                                                     ------------   ------------   ------------
          Total operating expenses.................    64,014,171     95,089,241     77,238,692
                                                     ------------   ------------   ------------
Operating loss.....................................   (18,557,832)   (50,481,763)   (39,808,569)
OTHER (EXPENSE) INCOME
Interest expense...................................   (14,838,193)    (6,184,502)    (6,578,838)
Interest income....................................        91,306        608,570        308,007
Office closing expense.............................            --     (2,410,000)            --
Loss on settlement of strategic alliance
  agreements.......................................            --             --     (1,005,751)
Gain associated with development and construction
  division.........................................            --             --        795,000
Gain associated with cancellation of warrants......            --             --        422,333
Other, net.........................................      (858,369)      (795,576)     1,128,149
                                                     ------------   ------------   ------------
Loss before provision for income taxes and
  extraordinary item...............................   (34,163,088)   (59,263,271)   (44,739,669)
Provision for income taxes.........................            --             --     (2,184,357)
Equity in net losses of limited partnerships, net
  of tax of $0.....................................      (223,159)       (39,240)       (46,287)
                                                     ------------   ------------   ------------
Loss before extraordinary item.....................   (34,386,247)   (59,302,511)   (46,970,313)
Extraordinary item, net of tax of $0...............            --             --       (662,580)
                                                     ------------   ------------   ------------
Net loss...........................................  $(34,386,247)  $(59,302,511)  $(47,632,893)
                                                     ============   ============   ============
NET LOSS APPLICABLE TO COMMON STOCK
Net loss...........................................  $(34,386,247)  $(59,302,511)  $(47,632,893)
  Less: Preferred stock dividends..................            --             --     (2,969,464)
                                                     ------------   ------------   ------------
Net loss applicable to common stock................  $(34,386,247)  $(59,302,511)  $(50,602,357)
                                                     ============   ============   ============
Basic and diluted loss applicable to common stock
  before extraordinary item........................  $      (0.71)  $      (1.41)  $      (2.87)
Basic and diluted effect of extraordinary item.....            --             --          (0.04)
                                                     ------------   ------------   ------------
Basic and diluted loss per share of common stock...  $      (0.71)  $      (1.41)  $      (2.91)
                                                     ============   ============   ============
Weighted average number of shares of common stock
  used in calculating net loss per share...........    48,457,099     41,959,558     17,406,837
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                                 ENDED          ENDED          ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(34,386,247)  $(59,302,511)  $(47,632,893)
Extraordinary item, net of income taxes.....................            --             --        662,580
Adjustments to reconcile net loss to net cash used in
  operating activities
Equity in net loss of limited partnerships..................       223,159         39,240         46,287
Increase in allowance for doubtful accounts.................     1,726,363        244,502        853,039
Depreciation and amortization...............................    10,181,821      9,995,090      6,220,848
Interest expense associated with amortization of loan
  costs.....................................................     4,141,012      1,337,411      1,399,796
Deferred income taxes.......................................            --             --      2,205,829
Realized loss on securities/investments in affiliates.......            --        604,957      2,570,000
Loss (gain) on sales or write-off of property and
  equipment.................................................     1,218,938        845,135     (1,129,652)
Loss on impairment of assets................................       127,073     20,869,962     21,038,417
Amortization of warrants....................................            --             --        234,722
Gain associated with cancellation of warrants...............            --             --       (422,333)
Gain associated with development and construction
  division..................................................            --             --       (795,000)
Decrease (increase) in inventories..........................       822,601       (676,873)       306,643
Decrease (increase) in prepaid expenses.....................        21,327        162,063       (538,131)
(Increase) decrease in intangible assets....................        (8,173)      (113,653)        13,504
(Decrease) increase in accounts payable.....................    (1,374,842)     3,269,084        925,378
Increase in accrued expenses................................        68,936      2,819,905      1,589,153
Decrease in accrued expenses related to assets held for
  sale......................................................      (261,562)      (571,647)            --
Increase in accrued interest due to shareholder.............     4,299,743      1,094,781             --
Decrease in deferred revenue................................            --             --     (1,856,248)
                                                              ------------   ------------   ------------
  Cash used in operating activities.........................   (13,199,851)   (19,382,554)   (14,308,061)
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (8,064,181)   (63,210,827)   (14,447,703)
Proceeds from sales of property and equipment...............     1,568,287      4,491,247      3,431,107
Increase in notes receivable................................            --        (68,750)      (435,745)
Principal payments under notes receivable...................        78,345        147,049        459,110
Decrease in restricted certificates of deposit..............            --             --      1,925,686
(Increase) decrease in restricted cash......................       (85,672)      (336,649)     1,150,471
Increase in investments in limited
  partnerships..............................................      (104,948)      (652,710)    (2,588,786)
Purchases of facilities.....................................            --             --     (9,427,340)
                                                              ------------   ------------   ------------
  Cash used in investing activities.........................    (6,608,169)   (59,630,640)   (19,933,200)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
Proceeds from borrowings....................................    17,507,938     73,657,630     40,699,206
Payments of borrowings......................................    (1,020,501)    (4,502,733)   (42,495,703)
Increase in debt issuance costs.............................    (2,641,270)    (2,317,638)    (2,744,033)
Decrease (increase) in subscription receivable..............            --     16,076,260    (16,076,260)
Decrease (increase) in interest on notes receivable for
  employees.................................................       533,346       (418,076)      (113,685)
Issuance of preferred stock.................................            --             --     34,188,260
Redemption of preferred stock...............................            --             --     (7,398,690)
Redemption of subordinated debentures.......................            --             --     (8,597,545)
Issuance of common stock....................................       395,000             --     45,579,336
Payment of guaranteed stock values..........................            --       (777,861)    (3,018,451)
Stock issuance costs........................................            --             --     (3,885,578)
Payment of dividends on preferred stock.....................            --             --       (138,455)
Purchase and cancellation of common stock...................            --        (17,280)      (722,744)
                                                              ------------   ------------   ------------
  Cash provided by financing activities.....................    14,774,513     81,700,302     35,275,658
                                                              ------------   ------------   ------------
(Decrease) increase in cash and cash equivalents............    (5,033,507)     2,687,108      1,034,397
Cash and cash equivalents, beginning of year................     5,270,843      2,583,735      1,549,338
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year......................  $    237,336   $  5,270,843   $  2,583,735
                                                              ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 PREFERRED STOCK
                                  ------------------------------------------------------------------------------
                                   CLASS A      CLASS B      CLASS C      CLASS D       CLASS F        CLASS G
                                  ---------   -----------   ---------   -----------   ------------   -----------
Balance, December 31, 1995......  $ 420,140   $ 4,300,000   $ 500,000   $        --   $         --   $        --
  Issuance of preferred stock...                                          6,662,000     22,700,000     4,826,260
  Issuance of common stock......
  Discount on 9% subordinated
    debentures..................
  Interest on notes receivable
    from employees..............
  Stock issuance costs..........
  Purchase and cancellation of
    stock.......................
  Unearned compensation in
    connection with the
    financial advisory
    agreements..................
  Warrants issued...............
  Adjustment to common stock as
    a result of guaranteed stock
    prices......................
  Accretion and payment of
    preferred stock dividends...     28,441       215,000                 1,266,000
  Accretion of preferred stock
    discount....................
  Preferred stock converted.....   (310,126)                             (3,502,700)
  Preferred stock redeemed......               (1,354,500)   (500,000)   (4,425,300)
  Subordinated debt converted...
  Preferred stock converted to
    subordinated debt...........               (3,160,500)
  Payment of dividends..........   (138,455)
  Cancellation of warrants......
  Net loss......................
                                  ---------   -----------   ---------   -----------   ------------   -----------
Balance, December 31, 1996......         --            --          --            --     22,700,000     4,826,260
  Issuance of common stock......
  Interest on notes receivable
    from employees..............
  Purchase of stock from
    employees...................
  Stock issuance costs..........
  Subordinated debt converted...                                                        15,671,322
  Conversion of preferred
    stock.......................                                                       (38,371,322)   (4,826,260)
  Termination of warrants.......
  Net loss......................
                                  ---------   -----------   ---------   -----------   ------------   -----------
Balance, December 31, 1997......         --            --          --            --             --            --
  Issuance of common stock......
  Interest on notes receivable
    from employees..............
  Purchase of stock from
    employees...................
  Net loss......................
Balance, December 31, 1998......  $      --   $        --   $      --   $        --   $         --   $        --
                                  =========   ===========   =========   ===========   ============   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                                                                                          NOTES
                               TOTAL                                                   RECEIVABLE
                             PREFERRED        COMMON      OUTSTANDING     UNEARNED        FROM        ACCUMULATED
                               STOCK          STOCK        WARRANTS     COMPENSATION    EMPLOYEES       DEFICIT         TOTAL
                            ------------   ------------   -----------   ------------   -----------   -------------   ------------
Balance, December 31,
  1995....................  $  5,220,140   $ 43,868,329   $3,064,933     $(497,222)    $        --   $  (6,217,605)  $ 45,438,575
  Issuance of preferred
    stock.................    34,188,260                                                                               34,188,260
  Issuance of common
    stock.................                   51,087,602                                 (5,568,266)                    45,519,336
  Discount on 9%
    subordinated
    debentures............                                                                                 236,250        236,250
  Interest on notes
    receivable from
    employees.............                                                                (113,685)                      (113,685)
  Stock issuance costs....                   (3,353,921)                                                  (531,657)    (3,885,578)
  Purchase and
    cancellation of
    stock.................                     (722,744)                                                                 (722,744)
  Unearned compensation in
    connection with the
    financial advisory
    agreements............                                                 234,722                                        234,722
  Warrants issued.........                                    60,000                                                       60,000
  Adjustment to common
    stock as a result of
    guaranteed stock
    prices................                     (682,201)                                                                 (682,201)
    Accretion and payment
      of preferred stock
      dividends...........     1,509,441                                                                (2,969,464)    (1,460,023)
    Accretion of preferred
      stock discount......                                                                                                     --
  Preferred stock
    converted.............    (3,812,826)     3,812,826                                                                        --
  Preferred stock
    redeemed..............    (6,279,800)                                                                              (6,279,800)
  Subordinated debt
    converted.............                    3,052,348                                                                 3,052,348
  Preferred stock
    converted to
    subordinated debt.....    (3,160,500)                                                                              (3,160,500)
  Payment of dividends....      (138,455)                                                                                (138,455)
  Cancellation of
    warrants..............                                  (684,833)      262,500                                       (422,333)
  Net loss................                                                                             (47,632,893)   (47,632,893)
                            ------------   ------------   ----------     ---------     -----------   -------------   ------------
Balance, December 31,
  1996....................    27,526,260     97,062,239    2,440,100            --      (5,681,951)    (57,115,369)    64,231,279
  Issuance of common
    stock.................                      556,000                                   (556,000)                            --
  Interest on notes
    receivable from
    employees.............                                                                (418,076)                      (418,076)
  Purchase of stock from
    employees.............                     (808,784)                                   791,504                        (17,280)
  Stock issuance costs....                                                                                (278,499)      (278,499)
  Subordinated debt
    converted.............    15,671,322        850,000                                                                16,521,322
  Conversion of preferred
    stock.................   (43,197,582)    43,197,582                                                                        --
  Termination of
    warrants..............                      355,000     (355,000)                                                          --
  Net loss................                                                                             (59,302,511)   (59,302,511)
                            ------------   ------------   ----------     ---------     -----------   -------------   ------------
Balance, December 31,
  1997....................            --    141,212,037    2,085,100            --      (5,864,523)   (116,696,379)    20,736,235
  Issuance of common
    stock.................                      395,000                                                                   395,000
  Purchase of stock from
    employees.............                   (5,331,177)                                 5,864,523                        533,346

  Expiration of
    warrants..............                      110,500     (110,500)                                                          --
  Net loss................                                                                             (34,386,247)   (34,386,247)
                            ------------   ------------   ----------     ---------     -----------   -------------   ------------
Balance, December 31,
  1998....................  $         --   $136,386,360   $1,974,600     $      --     $        --   $(151,082,626)  $(12,721,666)
                            ============   ============   ==========     =========     ===========   =============   ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Malibu Entertainment Worldwide, Inc. (the "Company") owns and operates multi-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC") which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms, souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. In 1997, the Company introduced its new SpeedZone concept. SpeedZones are primarily designed for young adults and feature the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The implementation of the SpeedZone concept began in 1997 with the re-development and opening, at the end of June, of the new SpeedZones in Dallas and Los Angeles, and a scaled-down version in Atlanta. The Company closed four FECs that the Company determined did not meet the long-term objectives of the Company during 1998. As of March 25, 1999, the Company owned, leased or had ownership interests in 22 traditional FECs and three SpeedZones.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUES

     Entertainment revenue represents revenue from FECs and SpeedZones operated by the Company and is recognized when earned.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investment securities purchased with an initial maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     Restricted cash is restricted in accordance with various agreements with insurance carriers and is held on deposit by these carriers.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed over the lesser of the estimated useful lives of the assets or the term of the lease as applicable. Depreciable lives range from two to thirty-six years and lease terms range from one to twenty-five years. Depreciation is computed using the straight-line method for financial reporting and an accelerated method for income tax purposes. Repairs and maintenance costs are charged to expense when incurred.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

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

NET LOSS PER SHARE OF COMMON STOCK

     Net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Potentially issuable shares under stock options were not included in the loss per share calculations because they were anti-dilutive and were insignificant in amount for the years ended December 31, 1998, 1997 and 1996, respectively. Any preferred dividends paid or accrued during the year are reflected as an increase in net loss prior to the calculation of net loss per common share.

     During 1997 the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). The effect of adopting SFAS 128 was not material to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimates that the fair value of its financial instruments, primarily its debt instruments and notes receivable, approximates the instruments carrying amounts based on the respective instruments terms and maturities. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997.

LONG-LIVED ASSETS

     An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. In situations where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value (Notes 9, 10 & 22).

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could vary from these estimates.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with current year presentation.

ADOPTION OF NEW ACCOUNTING DISCLOSURES

     For the fiscal year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997.

2. CURRENT OPERATING ENVIRONMENT

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses from operations during the last several years, has a net capital deficiency and current maturities of debt obligations in amounts greater than the present capital resources of the Company. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In the first quarter of 1999, the Company agreed in principle with its principal lenders on a recapitalization plan (the "Recapitalization Plan"). The principal components of the Recapitalization Plan, which is subject to final documentation and funding of the $11.4 million payment described below, are as follows:

     - The Company agreed to repay by May 1, 1999 (subject to extension to May 28, 1999 under certain circumstances) $11.4 million of secured debt held by its principal non-shareholder lender;

     - The remaining $31.0 million of debt (including accrued interest) held by that lender as of December 31, 1998 (including $21.0 million of advances made as an accommodation by the Company's principal shareholder and reloaned to the Company) would be converted into perpetual preferred stock with a 9% dividend rate and dividends payable in kind through January 1, 2002. In addition, the lender would receive six million Company common shares. If the preferred stock were not redeemed by September 30, 2000, the lender would receive an additional two million Company common shares from the Company as well as four million of the Company common shares now owned by the Company's largest shareholder. The principal non-shareholder lender also agreed to convert all interest due under the above-described debt during the period from March 1, 1999 to May 1, 1999 (subject to extension to May 28, 1999 under certain circumstances) into perpetual preferred stock having the above-described terms;

     - The $6.1 million (as of March 26, 1999) of advances since November of last year ($2.9 million as of December 31, 1998) by an entity related to the Company's largest shareholder would be converted into perpetual preferred stock with a 9% dividend rate and dividends payable in kind through January 1, 2004. The preferred stock would be convertible into Company common shares at the lesser of $2.50 per share or 120% of market beginning September 30, 2000. In addition, that entity would agree to purchase up to an additional $7.9 million (for a total of $14.0 million) of perpetual preferred stock if called by the Company over a three-year period for certain purposes; and

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     - The $47.3 million (including $5.4 million of accrued interest) as of December 31, 1998 of remaining debt held by the Company's largest shareholder (excluding the reloaned advances described above) would be converted into perpetual convertible preferred stock with a 7% dividend rate and dividends payable in kind through January 1, 2002. The preferred stock would be convertible into the Company's common stock at $2.50 per share.

     The agreement in principle is subject to the repayment of the $11.4 million of secured debt, the negotiation and execution of definitive documentation and other conditions. The Company has been in discussions with various capital sources to secure the amounts necessary to make the $11.4 million payment. There can, however, be no assurance that the Company will be able to implement the recapitalization or as to the ultimate timing or terms thereof. If the Company is unable to refinance or restructure its indebtedness in the proposed Recapitalization Plan or otherwise, it would be forced to seek to obtain additional capital resources from other sources or take other actions because the Company's present capital resources are not sufficient to fund its projected working capital, debt service and capital expenditure requirements. There can be no assurance that the Company would be able to obtain such additional capital resources.

     The Company renegotiated the terms of its Top Eliminator contract. Under the amended contract, the Company must make a payment of $1,100,000 to pay for completed work in process, which has been recorded as of December 31, 1998. No future lane purchases are required in 1999 or 2000. The effectiveness of the amended contract is subject to the completion of the Recapitalization Plan.

     Upon consummation of the Recapitalization Plan, the Company's debt obligations and interest expense will be substantially reduced. The Company currently has commitments available from an affiliate of the largest shareholder and the primary remaining lender referred to in Note 13 that will provide the Company with sufficient cash resources to make the $11.4 million debt payment referred to above and finance the operating needs of the Company through the beginning of the year 2000 peak operating season. Although the Company has commitments to fund its current cash requirements, management will continue to explore other alternatives of acceptable financing sources.

3. 1996 RECAPITALIZATION

     On June 5, 1996, the Company and MEI Holdings, L.P. ("MEI Holdings") entered into an Investment Agreement (the "Investment Agreement") and related documents (collectively, the "Recapitalization Agreements"). The transactions provided for in the Recapitalization Agreement (the "Recapitalization") were completed on August 28, 1996.

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

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     As a part of the Recapitalization, among other things, the Company obtained the right to require MEI Holdings to invest up to an additional $22.7 million in the Company (the "Company Call Option"). The Company exercised the Company Call Option in December 1996 and subsequently issued 6,655,623 Common Shares to MEI Holdings for $22.7 million.

     In November 1996, MEI Holdings provided the capital required for the Company to redeem the $4.6 million aggregate principal amount of the Company's 10% Debentures in exchange for which MEI Holdings received 213,551 shares of Series G Preferred Stock (subsequently converted into 2,135,513 Common Shares).

4. EXTRAORDINARY ITEM

     In September 1995, the Company issued $8.5 million principal amount of 10% Debentures. During 1996, the 10% Debentures were amended and certain terms modified. In connection with amending certain terms, the Company redeemed 30% of the outstanding balance of its 10% Debentures and its Series B Preferred Stock and the Company exchanged the remaining 70% outstanding balance under the Series B Preferred Stock and its 10% Debentures into newly structured 10% Convertible Subordinated Debentures (the "New 10% Debentures"). The redemption of the 10% Debentures, along with the issuance of the New 10% Debentures, resulted in the Company recognizing a loss on the extinguishment of debt of approximately $663,000 for the year ended December 31, 1996 for the redemption premium of 20%, along with the write off of unamortized debt issue costs.

5. RELATED PARTY TRANSACTIONS

     On January 17, 1997, MEI Holdings completed a tender offer for any and all outstanding common stock it did not own at $3.50 per share and for any and all of the Company's 9% Debentures and 9.1% Debentures at par plus accrued and unpaid interest for the purchased debentures. Pursuant to the tender offer, MEI Holdings acquired 7,802,435 common shares, $4,249,000 aggregate principal amount of 9% Debentures and $11,422,322 aggregate principal amount of 9.1% Debentures. The purchased debentures have been converted into 4,477,521 of common shares.

     During 1997, the Company executed two promissory notes in favor of MEI Holdings with terms which management believed to be comparable to terms which would be attainable from third parties. The Company paid loan costs of $685,000 to MEI Holdings in connection with one of the promissory notes. Additionally, the Company reimburses MEI Holdings for certain costs incurred by MEI Holdings for the benefit of the Company. The total amount charged to the Company for overhead costs was $287,000 and $636,000 for the years ended December 31, 1998 and 1997 respectively.

     During the year ended December 31, 1996, the Company terminated strategic alliance agreements with related parties and recognized a $1,006,000 loss thereon.

     During 1998, the Company entered into a loan agreement with SZ Capital (an entity related to MEI Holdings) to advance up to $30 million to the Company. As of December 1998, $2.9 million had been advanced. The promissory note evidencing this indebtedness is convertible into preferred stock of the Company, which preferred stock is convertible into common shares of the Company. The Company and SZ Capital also entered into a registration rights agreement pursuant to which the Company agreed to register the note held by SZ Capital and any preferred or common stock of the Company into which such note is convertible. The Company, SZ Capital and MEI Holdings entered into a subordination agreement subordinating the notes held by MEI Holdings to the notes held by SZ Capital. (See Note 2 for additional discussion.)

     During 1998, the Company and MEI Holdings amended the terms of the $65,000,000 and $10,000,000 notes of the Company payable to MEI Holdings to provide specific terms on which those notes are convertible into preferred stock of the Company and have entered into an agreement regarding right

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

to convert promissory notes. Pursuant to the terms of the agreement, the MEI Holdings notes are convertible into preferred stock of the Company (in addition to MEI Holdings' existing right to convert the notes into one or more convertible subordinated notes) and the maturity date of the $10,000,000 note payable to MEI Holdings was extended to July 20, 1999. (See Note 2 for additional discussion.)

6. NOTES RECEIVABLE

     Notes receivable are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
RELATED PARTIES
Note receivable from Mountasia of Colorado Springs, L.P.,
  interest at 10%, due in March 2001, unsecured.............      50,000         50,000
Note receivable from officer, non interest bearing, due on
  demand, secured by common stock...........................          --         61,750
OTHER
Note receivable from Swingtime, Inc., interest at 9.5%; due
  in January 2001, secured by real and personal property....      43,405         60,000
Notes receivable from an individual, interest at 12%; due on
  demand, unsecured.........................................      30,000         30,000
                                                                --------      ---------
                                                                 123,405        201,750
Less: Current portion (before reserve of $30,000 in 1998 and
  1997).....................................................     (47,000)      (109,927)
                                                                --------      ---------
Long-term portion...........................................      76,405         91,823
Less: Reserve for uncollectible notes receivable............     (50,000)       (50,000)
                                                                --------      ---------
                                                                $ 26,405      $  41,823
                                                                ========      =========

     Future aggregate receipts of notes receivable are due as follows (without giving effect to the reserves reflected above):

YEAR ENDING
DECEMBER 31,
------------
1999..............................................    47,000
2000..............................................    18,000
2001..............................................    58,405
                                                    --------
                                                    $123,405
                                                    ========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

7. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net are summarized as follows:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997
                                                   ------------   ------------
Land.............................................  $ 25,579,812   $ 30,272,715
Racetracks, miniature golf courses and
  clubhouses.....................................    75,006,917     73,618,092
Equipment........................................     9,377,554      8,669,489
Games............................................     9,978,465      9,241,632
Racing lanes.....................................     8,198,448      3,821,508
                                                   ------------   ------------
                                                    128,141,196    125,623,436
Less: Accumulated depreciation...................   (19,297,892)    (9,497,518)
                                                   ------------   ------------
                                                   $108,843,304   $116,125,918
                                                   ============   ============

     During 1997, the Company capitalized interest of $504,000 related to the construction of the three SpeedZones.

     During 1998, the Company recognized a loss on sale or disposal of assets of approximately $1,219,000 which is recorded in Other, net in the Consolidated Statement of Operations.

8. ASSETS HELD FOR SALE

     During 1996, the Company adopted a comprehensive business plan designed to reposition the Company through investment in its best performing parks, including additions of new attractions, upgrading FECs, selling or closing FECs that are not believed to be strategic and the pursuit of internal and external growth opportunities. In implementing this business plan, the Company determined that it would initially sell or close 15 parks. The 15 parks to be sold generated operating revenues of $4.5 million and had an operating loss of $517,000 for the year ended December 31, 1996. During 1997, the Company sold 12 of the FECs for a total sales price of $3.8 million. During 1997, the Company closed an additional four FECs. In 1998, the Company closed another 4 parks with revenues of $1.6 million. In June 1998, the Company sold a property held for sale for net proceeds of $1.4 million.

     At December 31, 1998, the Company held two non-operating properties for sale with recorded value of approximately $1.6 million.

9. INVESTMENTS IN AND TRANSACTIONS WITH LIMITED PARTNERSHIPS

     The Company charges fees for management services related to the operation of certain FEC's in which the Company has partnership interests. Management fees for the years ended December 31, 1998, 1997 and 1996 were $78,000, $64,000, and $153,000 respectively.

     Prior to 1997, the Company had entered into game revenue sharing agreements with limited partnerships in which the Company purchased games for the limited partnerships' use and received 40-50% of total game revenue. Total game sharing revenue recognized for the year ended December 31, 1996 was $209,000.

     During the year ended December 31, 1997, the Company determined that the carrying value of its investments in limited partnerships exceeded the expected undiscounted cash flows and therefore adjusted the carrying value of its investments in limited partnerships which resulted in a writedown of its investments by approximately $605,000.

     In 1998, the Company recorded a $1.7 million charge for potential uncollectibility of certain receivables from the partnerships.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

10. INTANGIBLE ASSETS, NET

     Intangible assets, net are summarized as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1998           1997
                                                      ------------   ------------
Goodwill............................................   $1,049,910     $1,049,910
Trademarks..........................................      134,556        126,381
                                                       ----------     ----------
                                                        1,184,466      1,176,291
Less: accumulated amortization......................     (189,101)      (146,305)
                                                       ----------     ----------
                                                       $  995,365     $1,029,986
                                                       ==========     ==========

     During 1997, the Company wrote down the carrying value of goodwill associated with certain impaired assets by $1,593,000 (Notes 9 and 22).

11. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1998           1997
                                                      ------------   ------------
Insurance...........................................   $1,289,263     $  793,712
Racing lanes........................................    1,100,000             --
Environmental.......................................    1,778,510        998,623
Interest............................................      280,294        240,579
Payroll and related expenses........................    2,303,090      2,680,123
Property taxes......................................      257,328             --
Sales tax...........................................      458,957        529,648
Accrued rent........................................      551,338        534,685
Accrued legal.......................................      248,903        129,559
MEI Holdings........................................      604,551             --
Other...............................................      533,774        812,098
                                                       ----------     ----------
                                                       $9,406,008     $6,719,027
                                                       ==========     ==========

     Total long-term and short-term environmental reserves were $1,778,510 and $2,999,453 in 1998 and 1997, respectively. Environmental expenses paid and expensed in 1998, 1997 and 1996 were $1,220,943 and $0; $563,691 and $1,900,000;
and $59,741 and $1,100,000, respectively.

12. NOTES PAYABLE TO SHAREHOLDER

     During 1997, the Company entered into two promissory notes with MEI Holdings with terms which management believed to be comparable to terms which would be attainable from third parties. The initial amounts of the two promissory notes were $9.5 million and $30.0 million, respectively. As subsequently amended, the first promissory note is for $10.0 million with interest at LIBOR plus 350 basis points, is unsecured and is payable in July 1999 and the second promissory note is for maximum borrowings of up to $65.0 million with interest at 10% and matures in August 2001. MEI Holdings has the option, but is not obligated, to advance amounts in excess of the amounts presently outstanding under the notes.

     The MEI Holdings notes are each convertible at MEI Holdings' option into subordinated notes that are convertible into common stock ("Convertible Notes") which will have terms that an independent investment adviser advises the Company would ensure that the proceeds of a sale at the time of the Convertible Notes

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

would be sufficient to repay the then outstanding interest and principal on the $10.0 million and $65.0 million notes and all third-party costs incurred in connection therewith. At December 31, 1998 the outstanding balances under the $10.0 million and the $65.0 million notes were approximately $8.0 million and $54.9 million, respectively. Accrued interest on the notes totaled approximately $5.4 million and $1.1 million as of December 31, 1998 and 1997, respectively.

     During 1998, the Company entered into an unsecured promissory note with SZ Capital (an entity related to MEI Holdings) with terms management believes are comparable to terms which would be attainable from third parties. SZ Capital may, but is not obligated to, advance up to $30,000,000. SZ Capital has the option, but is not obligated, to advance amounts in excess of the amounts presently outstanding under the notes. At December 31, 1998, SZ Capital had advanced the Company approximately $2.9 million plus accrued interest. (See Note 2 for further discussions.)

13. LINE OF CREDIT AND TERM LOAN REVOLVER

     In 1996, the Company entered into a loan agreement ("Senior Credit Facility"), which was amended during 1997, with a U.S. based financial institution to provide $20 million in senior secured credit facilities. The Senior Credit Facility is comprised of a $12.5 million senior secured term loan and a $7.5 million senior secured revolving credit facility. Each credit facility matures in August 2001 with no interim principal amortization. The credit facilities are secured by substantially all of the Company's assets and bear interest at a floating reference rate plus 1.5%. At December 31, 1998 the outstanding balance under the term loan and revolver was $10,000,000 and $7,500,000, respectively.

     The Company is required to maintain affirmative covenants regarding among other things, the maintenance of certain financial ratios and net worth. At December 31, 1998 the Company was in compliance with these covenants.

14. NOTES PAYABLE AND SUBORDINATED DEBENTURES

     Notes payable are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Mortgage note bearing interest at LIBOR plus 350 basis
  points, payable in July 1999; secured by real estate......  $ 21,390,375   $ 21,390,375
Mortgage notes bearing interest at prime plus 2.75% to
  11.5%, weighted average interest rate of 9% and 10%,
  respectively, payable in various monthly installments of
  principal and interest and balloon payments through 2018;
  secured by land and miniature golf courses................       870,169      4,576,836
Notes payable to financial institutions bearing interest at
  rates ranging from 8% to 10%, weighted average interest
  rate of 9%, with various maturity dates through 2000;
  secured by land, miniature golf courses and equipment,
  intangibles, and the guarantee of certain shareholders....       563,100      1,219,702
Note payable to a former shareholder........................     2,371,849      2,710,003
                                                              ------------   ------------
                                                                25,195,493     29,896,916
Less: Current portion.......................................   (22,182,802)    (1,060,411)
                                                              ------------   ------------
                                                              $  3,012,691   $ 28,836,505
                                                              ============   ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     Future maturities of notes payable are as follows:

 YEAR ENDING
DECEMBER 31,
------------
    1999...........................................    22,182,802
    2000...........................................       496,101
    2001...........................................       370,367
    2002...........................................       376,000
    2003...........................................       390,000
    Thereafter.....................................     1,380,223
                                                      -----------
                                                      $25,195,493
                                                      ===========

     The note payable to a former shareholder represents a note which bears interest at 8% per annum and is unsecured. Under the terms of the note agreement, the Company is required to remit all excess cash flow of certain FECs to the note holder and has guaranteed a minimum principal and interest payment of $500,000 annually, less any capital improvements made to these FECs. Under the terms of the note agreement, principal will be reduced by 15% of capital improvements to the facilities. Under the terms of the note agreement, certain shareholders must own an aggregate of 750,000 shares of common stock. In the event that such persons fail to continue to own 750,000 shares of common stock, the former shareholder may accelerate payment of the note to a five-year term.

15. INCOME TAXES

     The provision for income taxes is as follows:

                                                     FOR THE YEAR ENDED
                                         ------------------------------------------
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1998           1997           1996
                                         ------------   ------------   ------------
     Federal taxes-current............       $ --           $ --       $    11,584
     Deferred income taxes............         --             --        (2,195,941)
                                             ----           ----       -----------
     Provision for income taxes.......       $ --           $ --       $(2,184,357)
                                             ====           ====       ===========

     As of December 31, 1998, the Company has a tax net operating loss carryforward of approximately $123,976,925 for income tax purposes which expires in 2006-2013. There are certain limitations that could be imposed by the Internal Revenue Code regarding the amount of carryforwards that may be utilized each year. The Company also has available alternative minimum tax credit carryforwards of approximately $292,000, which may be used to offset future regular income tax.

     The primary differences between the statutory income tax rate and the Company's effective income tax rate are the net operating loss carryforwards and depreciation expense. The Company has not recognized a deferred tax asset resulting from the tax loss carryforwards generated from operations or other temporary differences in each of the three years in the period ended December 31, 1998 due to the uncertainty related to the recoverability of that asset.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     Significant components of the Company's deferred income tax liabilities are as follows:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997
                                                   ------------   ------------
Deferred tax liabilities:
  Depreciation...................................  $  9,562,003   $  8,113,463
  Syndication revenue............................     1,235,190      1,235,190
  Other..........................................       256,509        273,319
                                                   ------------   ------------
  Gross deferred tax liabilities.................    11,053,702      9,621,972
Deferred tax assets:
  Net operating loss carryforward................   (47,111,232)   (32,909,278)
  Equity in net earnings of limited
     partnerships................................      (738,906)      (738,906)
  Minimum tax credit carryforward................      (292,060)      (292,060)
  Loss on impairment of assets...................   (15,668,515)   (15,721,901)
  Other..........................................    (2,463,258)    (2,147,434)
                                                   ------------   ------------
  Gross deferred tax assets......................   (66,273,971)   (51,809,579)
                                                   ------------   ------------
                                                    (55,220,269)   (42,187,607)
Less: Valuation allowance........................    55,220,269     42,187,607
                                                   ------------   ------------
                                                   $         --   $         --
                                                   ============   ============

16. SHAREHOLDERS' EQUITY

COMMON STOCK

     On January 17, 1997, MEI Holdings closed on a tender offer for any and all outstanding common stock it did not own at $3.50 per share and for any and all of the Company's 9% Debentures and 9.1% Debentures at par plus accrued and unpaid interest for the purchased debentures. Pursuant to the tender offer, MEI Holdings acquired 7,802,435 shares of common stock, $4,249,000 aggregate principal amount of 9% Debentures and $11,422,322 aggregate principal amount of 9.1% shares of Debentures. The purchased debentures have been converted into 4,477,521 shares of common stock.

     During the periods ended December 31, 1998, 1997, and 1996, the Company purchased and canceled 1,974,761; 291,875; and 347,102 shares of common stock.

PREFERRED STOCK

     The Company's Articles of Incorporation, as amended, authorized the issuance of up to 6,000,000 shares of preferred stock, no par value with such designations, rights and preferences as may be determined by the Board of Directors.

     During 1997 and 1996, the Company redeemed or converted all outstanding preferred stock as follows:

1996
Series A       All shares were converted into equivalent common shares
Series B       Redeemed 30% of the outstanding balance and exchanged the
                 remaining 70% into a New 10% Debenture (Note 3)
Series C       Redeemed all outstanding shares for face value plus a 13%
                 preferred dividend
Series D       $4,023,500 was redeemed and $3,187,000 was converted into
                 1,331,367 common shares
1997
Series F & G   All shares were converted into equivalent common shares

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     During 1996, the Company's Board of Directors designated 2,700,000 shares of the Company's preferred stock as Series F Preferred Stock. Series F shares were convertible into common shares after shareholder approval was given or under certain other circumstances. The terms of the Series F shares were structured so that Series F shares were substantially equivalent (except as to voting) to common shares. Accordingly, the holders of Series F shares were entitled when, as and if declared by the Board, to dividends or other distributions payable or distributable on the date on which dividends or other distributions were so payable or distributable on or in respect of common shares, in an amount per Series F share equal to the aggregate per share amount of all cash dividends and the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, declared on the common shares. If the Company declared any dividend or other distribution on common shares payable in common shares or any other capital stock of the Company having the right to vote in the election of directors on a regular basis, then in each such case where common shares would have been payable, each holder of Series F shares would be entitled to receive a number of additional Series F shares equal to the number of common shares such holder would have received if all of such holder's Series F shares had been converted into common shares, and in each such case where shares of other voting shares would have been payable, each such holder of Series F shares would be entitled to receive such number of shares of any series or class of Company shares as provides such holder all of the relative rights, preferences and powers, except voting rights, that the holder would have received as a holder of common shares if all of such holder's Series F shares had been converted into common shares. Subject to the prior and superior rights of the holders of any shares of any senior preferred stock, if the Company subdivides the outstanding common shares into a greater number of shares or combines the outstanding common shares into a reduced number of shares, then in each case the outstanding Series F shares would also be subdivided or combined in the same proportion so that each Series F share continued to be entitled to ten times the amount of dividends and distributions as each common share.

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

MANAGEMENT INCENTIVE PLAN

     In September 1996 the Company sold 2,093,333 shares (the "Management Shares") of common stock at a per share price equal to $2.6625 per share, for an aggregate note receivable of $5,568,266, which price was the average of the closing prices of the common stock for the 10 trading days immediately preceding the sale to the participants in the Management Incentive Plan (the "Incentive Plan"). Those persons eligible to participate in the Incentive Plan were key employees designated by the Compensation Committee of the Board of Directors. In order to participate in the Incentive Plan the participants surrendered all options to acquire Common Shares. During 1997, the Company purchased 291,875 Management Shares and issued 200,000 Common Shares.

     Initially, all Management Shares were restricted such that they are not subject to alienation or transfer by the participant and are subject to the Company's repurchase option as set forth below. The Management Shares "vested", thereby becoming unrestricted shares, at a rate of 1/48th per month, provided the participant

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

remains in the continuous full time employment of the Company. If a participant's employment with the Company was terminated within five years of the acquisition of such shares, the Company has the right to repurchase from the participant, and the participant has the right to sell to the Company, all of the participant's Management Shares which have not vested. If the participant was terminated without cause, the per share purchase price to be paid by the Company upon such repurchase would be equal to the initial per share purchase price of such shares (plus accrued interest). If the participant was terminated with cause or voluntarily terminates his or her own employment, the per share purchase price to be paid by the Company upon such repurchase would be equal to the lesser of (i) the average of the closing price on the principal securities market on which the common stock is then included for each of the 15 trading days immediately preceding the date on which the participant's employment was terminated or (ii) the initial purchase price for such shares (plus accrued interest).

     To finance the purchase of the Management Shares, the Company made available to each participant a five year recourse loan bearing interest initially at 7.0% per annum and escalating to 8.5% per annum secured by the Common Shares acquired thereby. If a participant's employment with the Company was terminated within five years of the acquisition of such shares, or if the participant otherwise defaults on the loan, then the entire balance due under such participant's financing would become due and payable.

     On December 31, 1998, the Company redeemed all unvested outstanding stock issued under the Management Incentive Plan in exchange for the cancellation of the notes receivable from participants and any accrued interest thereon. Notes receivable having a balance of approximately $5,865,000, including accrued interest were canceled in exchange for the redemption of 1,974,761 outstanding shares. Interest income of $533,346 which was previously accrued was expensed in the accompanying financial statements. 26,697 vested shares remain outstanding.

COMMON STOCK OPTIONS

     On September 3, 1993, the Company adopted the Mountasia 1993 Incentive Stock Option Plan (the 1993 Plan). The 1993 Plan was amended during fiscal 1995 and provides for the issuance of options covering up to 1,250,000 shares of common stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). The options vest immediately and expire four to five years from the date of grant. Activity under 1993 Plan is as follows:

                                            1998                 1997                 1996
                                     ------------------   ------------------   -------------------
                                     OPTIONS     WTD.     OPTIONS     WTD.     OPTIONS      WTD.
                                       TO      AVERAGE      TO      AVERAGE       TO      AVERAGE
                                     ACQUIRE   EXERCISE   ACQUIRE   EXERCISE   ACQUIRE    EXERCISE
                                     SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
                                     -------   --------   -------   --------   --------   --------
Outstanding as of January 1,.......   21,700     8.00     25,700      8.00      232,100     8.49
  Granted..........................       --       --         --        --           --       --
  Exercised........................       --       --         --        --           --       --
  Expired or forfeited.............  (21,700)    8.00     (4,000)     8.00     (206,400)    8.49
                                     -------   --------   -------   --------   --------   --------
Outstanding as of December 31,.....       --       --     21,700      8.00       25,700     8.00
                                     -------   --------   -------   --------   --------   --------
Exercisable as of December 31,.....       --       --     21,700      8.00       25,700     8.00

     In September 1993, the Company adopted the 1993 Nonemployee Director Stock Option Plan (the Director Plan), which was amended during the year ended September 30, 1995, and reserved 250,000 Common Shares for issuance thereunder. The Director Plan provides for the grant of nonqualified stock options to purchase Common Shares to directors who are not employees of the Company. All options are

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

issued at fair market value at the date of grant, vest immediately and expire 10 years from date of grant. Activity under the Director Plan is as follows:

                                           1998                 1997                  1996
                                    ------------------   -------------------   -------------------
                                    OPTIONS     WTD.     OPTIONS    OPTIONS      WTD.     EXERCISE
                                      TO      AVERAGE       TO         TO      AVERAGE     PRICE
                                    ACQUIRE   EXERCISE   ACQUIRE    ACQUIRE    EXERCISE     WTD.
                                    SHARES     PRICE      SHARES     SHARES     PRICE     AVERAGE
                                    -------   --------   --------   --------   --------   --------
Outstanding as of January 1,......   73,000     4.81      168,000     6.89     143,000      7.64
  Granted.........................   10,000     1.31       30,000     4.88      25,000      2.60
  Exercised.......................       --       --           --       --          --        --
  Expired or forfeited............  (18,000)    3.59     (125,000)    7.62          --        --
                                    -------     ----     --------     ----     --------     ----
Outstanding as of December 31,....   65,000     4.62       73,000     4.81     168,000      6.89
                                    -------     ----     --------     ----     --------     ----
Exercisable as of December 31,....   65,000     4.62       73,000     4.81     168,000      6.89

     The options at December 31, 1998 have a range of exercise prices of $1.31 to $8.75 with a weighted average years remaining life before expiration of eight.

     In conjunction with the purchase of Malibu Grand Prix Corporation, the Company granted MGP Holdings, Inc., or its nominee, an option to acquire, for a period of five years from November 15, 1994, 200,000 Common Shares at $12.00 per share. No options have been exercised at December 31, 1998. The options are fully vested and have a weighted average remaining life before expiration of 10 months.

     In 1997, the Company adopted the Long-term Incentive Plan (the 1997 Plan) which was implemented to attract and retain qualified officers and other key employees of the Company and to provide such employee with appropriate incentives. The 1997 Plan provides for issuance of options up to 4,000,000 shares. No options were granted in 1997. As of December 31, 1998, the Company had issued, at market value, 918,100 options at prices ranging from $1.19 to $3.00. The options under the 1997 Plan vest over 4 years and expire 10 years from date of grant. The weighted average years remaining life before expiration is 9.7 years. Activity under the 1997 plan is as follows:

                                                                   1998
                                                       ----------------------------
                                                       OPTIONS TO
                                                        ACQUIRE        WTD. AVG.
                                                         SHARES      EXERCISE PRICE
                                                       ----------    --------------
Outstanding as of January 1,.........................        --             --
  Granted............................................   918,100           2.33
  Exercised..........................................        --             --
  Expired or forfeited...............................        --             --
                                                        -------           ----
Outstanding as of December 31,.......................   918,100           2.33
                                                        -------           ----
Exercisable as of December 31,.......................        --             --

     In September 1998, the Company authorized and issued, at market value, 1,000,000 options to a key officer at an exercise price of $2.00. No options have been exercised to date. The options vest over four years and expire 10 years from date of grant.

     The Company also authorized and issued, at market value, to the same key employee, 500,000 shares of restricted stock with 100% cliff vesting on August 17, 2002.

     The Company applies APB No. 25 in accounting for options granted pursuant to the 1993 Plan, Director Plan and 1997 Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on fair value at the grant dates for

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

awards under the Plans, consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following proforma amounts:

                                                FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------
                                 1998                        1997                        1996
                       -------------------------   -------------------------   -------------------------
                       AS REPORTED    PROFORMA     AS REPORTED    PROFORMA     AS REPORTED    PROFORMA
                       -----------   -----------   -----------   -----------   -----------   -----------
Net income...........  (34,386,247)  (34,687,590)  (59,302,511)  (59,327,511)  (50,602,357)  (50,631,879)
Basic and dilutive
  earnings per
  share..............         (.71)         (.72)        (1.41)        (1.41)        (2.91)        (2.91)

     At December 31, 1998, 1997 and 1996, the weighted average fair value of options granted was $2.16, $2.75, and $2.60, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively; risk free interest rates of 5.32%, 6.99% and 6.99%, expected dividend yields of 0.0%, 0.0% and 0%; expected of lives of 10 years and expected volatility of 57.89%, 105% and 105%.

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

     In calendar year 1995, the Company entered into two financial advisory agreements with investment firms for a specific period of time. As consideration for their retention, the Company issued to the investment firms warrants to purchase common stock. The warrants were valued and expensed over the terms of the financial advisory agreements. During 1996 the Company terminated financial advisory agreements, which the Company had previously issued warrants as consideration and the investment firms returned the warrants. The Company recognized a gain of approximately $422,000 related to the warrant's value which had previously been expensed.

17. 401(k) PLAN

     In May 1997, the Company adopted the Malibu Entertainment Worldwide, Inc. 401(k) plan. All full-time employees are eligible to participate in the plan after one full year of service. The Company matches 25% of each dollar contributed to this plan up to 6% of an employee's salary. Participants who terminate service for reasons other than retirement, death, or full and permanent disability prior to the completion of six years of service, will forfeit the nonvested portion of their company matched accounts according to the following schedule:

YEARS OF                                             VESTING
SERVICE                                             PERCENTAGE
--------                                            ----------
Less than 2......................................        0%
2................................................       20%
3................................................       40%
4................................................       60%
5................................................       80%
6 or more........................................      100%

     The Company recognized expense related to the 401(k) plan of $61,000 and $60,000 for the years ended December 31, 1998 and 1997, respectively.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

18. COMMITMENTS AND CONTINGENCIES

     The Company leases its office and operating facilities and certain equipment under operating leases. Additionally, the Company has various operating leases which require the payment of a percentage of gross revenues to the lessor. The following schedule summarizes the future minimum lease payments required, excluding percentage rents, under noncancelable operating leases:

YEAR ENDING
DECEMBER 31,
------------
1999...........................................     3,906,113
2000...........................................     2,961,109
2001...........................................     2,863,543
2002...........................................     2,042,159
2003...........................................     1,652,379
Thereafter.....................................    13,118,282
                                                  -----------
                                                  $26,543,585
                                                  ===========

     Rental expense totaled approximately $4,300,000, $3,971,000, and $5,202,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has entered into sponsorship contracts with six entities that have relationships with NASCAR, CART and NHRA drivers. The contracts expire at various dates through 2001; however, the Company has the right to terminate the agreements under certain conditions. Future annual payments under these contracts are follows:

YEAR ENDING
DECEMBER 31,
------------
1999............................................      454,960
2000............................................      595,000
2001............................................      695,000
                                                   ----------
                                                   $1,744,960
                                                   ==========

     The Company has also entered into a purchase and license agreement, the effectiveness of which is subject to the completion of the Company's recapitalization plan, with an entity to provide certain race car attractions and the related license rights to that attraction. Future minimum payments under the purchase contract are $1.1 million, which has been recorded as of December 31, 1998. (See Note 2 for additional discussions.)

     The Company is a guarantor on an outstanding loan for a limited partnership. In the event the limited partnership defaults under the debt, the Company is required to purchase the loan from the bank. At December 31, 1998, the outstanding balance under the loan was $1.7 million.

19. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest of approximately $8,739,000, $5,485,000 and $4,936,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company paid state income taxes of $100,000, $158,000 and $110,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, the Company reduced its debt by $3.6 million in connection with the disposal of an asset.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the periods ended December 31, 1998 and 1997 are as follows:

                                             YEAR ENDED DECEMBER 31, 1998
                                        --------------------------------------
                                         FIRST    SECOND     THIRD     FOURTH
                                        -------   -------   -------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues....................  $ 9,130   $14,013   $14,066   $  8,247
Operating expenses....................   13,960    16,114    16,101     17,839
Operating loss........................   (4,830)   (2,101)   (2,035)    (9,592)
Net loss..............................   (7,636)   (4,952)   (5,262)   (16,536)
Loss per common share(A)..............  $ (0.16)  $ (0.10)  $ (0.11)  $  (0.34)

                                             YEAR ENDED DECEMBER 31, 1997
                                        --------------------------------------
                                         FIRST    SECOND     THIRD     FOURTH
                                        -------   -------   -------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues....................  $ 7,171   $11,375   $16,877   $  9,184
Operating expenses....................   10,370    16,793    24,103     43,823
Operating loss........................   (3,199)   (5,418)   (7,226)   (34,639)
Net loss..............................   (3,933)   (5,853)  (11,499)   (38,018)
Loss per common share(A)..............  $ (0.14)  $ (0.14)  $ (0.24)  $  (0.89)

---------------

(A) The sum of the quarterly loss per common share may not equal the annual loss per common share due to rounding of weighted average shares.

21. LITIGATION

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

22. FOURTH QUARTER CHARGES

     During the fourth quarters of each of 1998, 1997 and 1996 the Company recorded a loss due to impairment of assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121 of $0.1 million, $20.9 million and $21.0 million respectively, principally as a result of adjustments in the carrying value of assets resulting from the implementation of its new business plan and the determination that the carrying value of such assets was higher than their undiscounted expected future cash flows. Additionally, the Company adjusted the value of its limited partnerships based upon their net realizable values which resulted in a loss on investments in affiliates of $-0-million, $0.6 million and $2.6 million in the respective fourth quarters of 1998, 1997 and 1996. In 1998, the Company recorded a $1.7 million charge for potential uncollectibility of a receivable from the partnerships.

     During the fourth quarter of 1997 and 1996, the Company recorded charges of $1.9 million and $1.1 million, respectively, for environmental costs based upon analyses completed by the Company's environmental consultants.

                               INDEX TO EXHIBITS


        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
          4.2            -- Form of Warrant (incorporated by reference to the
                            Company's 1993 10-K)
          4.3            -- Preferred Stock Designations (incorporated by reference to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996 (the "1996 10-K"))
         10.1            -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.2            -- 1993 Company Nonemployee Director Stock Option Plan with form of option agreement (incorporated by reference to
                            the Registration Statement)
         10.3            -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            the 1997 Annual Meeting Of Shareholders)
         10.4            -- Promissory Note, dated June 30, 1993, in the principal
                            amount of $6,150,000 in favor of M.B. Seretean
                            (incorporated by reference to the Registration Statement)
         10.5            -- Consolidated Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
         10.6            -- Amendment Nos. 1, 2, 3, 4, 5, 6, 7 and 8 to the
                            Consolidated, Amended and Restated Loan Security, dated
                            August 22, 1996, between the Company and Foothill Capital
                            Corporation (filed herewith)
         10.7            -- Investment Agreement, dated as of June 5, 1996, as
                            amended between MEI Holdings and the Company
                            (incorporated by reference to MEI Holdings' Amendment No.
                            3 to Schedule 13D-1 filed September 25, 1996 ("MEI
                            Holdings' 1996 13D-1"))
         10.8            -- Warrant, dated August 28, 1996, by the Company
                            (incorporated by reference to MEI Holdings' 1996 13D-1)
         10.9            -- Registration Rights Agreement, dated August 28, 1996,
                            between the Company and MEI Holdings (incorporated by
                            reference to MEI Holdings' 1996 13D-1)
         10.10           -- Agreements, dated August 28, 1996, between the Company
                            and L. Scott Demerau and the Company and Julia E. Demerau
                            (incorporated by reference to the 1996 8-K)
         10.11           -- Redemption Agreement, dated November 14, 1996, between
                            the Company and MEI Holdings (incorporated by reference
                            to MEI Holdings' Schedule 14D-1, dated November 14, 1996)
         10.13           -- Loan Agreement, dated as of June 27, 1997, between Malibu
                            Centers, Inc. and Nomura Asset Capital Corporation
                            ("Nomura") (incorporated by reference to the 2nd Q 1997
                            10-Q)
         10.14           -- Promissory Note by Malibu Centers, Inc. in favor of
                            Nomura for $21,390,375 (incorporated by reference to the
                            2nd Q 1997 10-Q)
         10.15           -- Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (incorporated by reference to the 2nd Q 1997
                            10-Q)
         10.16           -- Recapitalization Agreement, dated March 1, 1999, between
                            Nomura Asset Capital Corporation, the Company, Malibu
                            Centers, Inc., MEI Holdings and SZ Capital (incorporated
                            by reference to Amendment No. 19 to the Schedule 13D-1
                            filed by MEI Holdings on March 10, 1999)
         10.17           -- Second Amended and Restated Subordination Agreement,
                            dated as of January 20, 1999, among MEI Holdings, the
                            Company and Foothill Capital Corporation (incorporated by
                            reference to Amendment No. 18 to the Schedule 13D-1 filed
                            by MEI Holdings on February 22, 1999 (the "MEI Holdings'
                            Feb 1999 13D-1"))
         10.18           -- Third Amended and Restated Subordinated Convertible
                            Promissory Note by the Company in favor of MEI Holdings,
                            in the amount of $65,000,000 (incorporated by reference
                            to the MEI Holdings' Feb 1999 13D-1)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.19           -- Second Amended and Restated Promissory Note by the
                            Company in favor of MEI Holdings, in the amount of
                            $10,000,000 (incorporated by reference to the MEI
                            Holdings' Feb 1999 13D-1)
         10.20           -- Agreement Regarding Right to Convert Promissory Notes,
                            dated as of January 20, 1999, between MEI Holdings and
                            the Company (incorporated by reference to the MEI
                            Holdings' Feb 1999 13D-1)
         10.21           -- Subordinated Convertible Promissory Note by the Company
                            in favor of SZ Capital, in the amount of $30,000,000
                            (incorporated by reference to the MEI Holdings' Feb 1999
                            13D-1)
         10.22           -- Subordination Agreement, dated as of November 16, 1998, among SZ Capital, the Company and Foothill Capital
                            Corporation (incorporated by reference to MEI Holdings'
                            Feb 1999 13D-1)
         10.23           -- Registration Rights Agreement, dated as of November 16,
                            1998, between the Company and SZ Capital (incorporated by
                            reference to the MEI Holdings' Feb 1999 13D-1)
         10.24           -- Loan Agreement, dated as of November 16, 1998, between SZ
                            Capital and the Company (filed herewith)
         10.25           -- Subordinated Convertible Promissory Note, dated November
                            16, 1998, by the Company in favor of SZ Capital, in the
                            amount of $30,000,000 (incorporated by reference to MEI
                            Holdings' Feb 1999 13D-1)
         21              -- Subsidiaries (filed herewith)
         24              -- Powers of Attorney (filed herewith)
         27              -- Financial Data Schedule (for SEC purposes only)

     (b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.