Form 10-Q
period 1999-03-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1999-05-17
CIK 912027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 1999



                               ------------------



                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          717 North Harwood, Suite 1650
                               Dallas, Texas 75201
                                 (214) 210-8701


                               ------------------

 Incorporated in Georgia      SEC File No.: 0-22458        IRS Employer Id.
                                                           No.: 58-1949379



                               ------------------



         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At May 13, 1999, 46,508,625 shares of the Company's Common Stock were outstanding.

================================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31,
                                                                                        1999            DECEMBER 31,
                                                                                     (UNAUDITED)           1998
                                                                                   ---------------    ---------------
ASSETS
Current
    Cash and cash equivalents                                                      $        41,354    $       237,336
    Restricted cash                                                                      1,463,164          1,388,396
    Inventories                                                                          1,221,957          1,153,923
    Current portion of notes receivable                                                     17,000             17,000
    Assets held for sale                                                                 1,073,000          1,615,217
    Prepaid expenses                                                                     1,134,143          1,007,459
                                                                                   ---------------    ---------------

           Total current assets                                                          4,950,618          5,419,331
                                                                                   ---------------    ---------------

Property and equipment, less accumulated depreciation                                  107,460,427        108,843,304
                                                                                   ---------------    ---------------

Other noncurrent
    Investments in and advances to limited partnerships                                    360,229            335,836
    Notes receivable                                                                        21,699             26,405
    Other assets                                                                           131,565            154,965
    Debt issuance costs, less accumulated amortization                                   1,074,349          1,655,784
    Intangible assets, less accumulated amortization                                       984,636            995,365
                                                                                   ---------------    ---------------

           Total other noncurrent assets                                                 2,572,478          3,168,355
                                                                                   ---------------    ---------------

                                                                                   $   114,983,523    $   117,430,990
                                                                                   ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                               $    22,184,334    $    22,182,802
    Current portion of notes payable to shareholder                                      8,000,000          8,000,000
    Accounts payable                                                                     2,793,147          4,249,065
    Accrued expenses                                                                     9,256,945          9,406,008
    Accrued expenses related to assets held for sale                                       787,554            812,152
                                                                                   ---------------    ---------------

           Total current liabilities                                                    43,021,980         44,650,027

    Line of credit                                                                       7,500,000          7,500,000
    Term loan revolver                                                                  10,000,000         10,000,000
    Notes payable to shareholder                                                        60,914,967         57,809,603
    Notes payable                                                                        2,794,006          3,012,691
    Accrued interest due to shareholder                                                  6,861,342          5,394,524
    Other accrued expenses                                                               1,935,810          1,785,811
                                                                                   ---------------    ---------------

           Total liabilities                                                           133,028,105        130,152,656
                                                                                   ---------------    ---------------


    Commitments and contingencies

    Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value Series F,
         2,700,000 authroized; none outstanding Series G, 213,551 authorized;
         none outstanding
     Common stock, 100,000,000 shares authorized with no par
          value; 46,508,625 shares issued and outstanding                              136,386,360        136,386,360
     Outstanding warrants                                                                1,974,600          1,974,600
     Accumulated deficit                                                              (156,405,542)      (151,082,626)
                                                                                   ---------------    ---------------

           Total shareholders' equity                                                  (18,044,582)       (12,721,666)
                                                                                   ---------------    ---------------

                                                                                   $   114,983,523    $   117,430,990
                                                                                   ===============    ===============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                                MARCH 31,

                                                         1999             1998
                                                     ------------    ------------
OPERATING REVENUES
Entertainment revenue                                $  8,419,220    $  9,130,367
                                                     ------------    ------------

OPERATING EXPENSES
Entertainment expenses                                  7,843,716       9,615,307
General and administrative expenses                     1,210,383       1,759,330
Other expenses                                             92,838         131,828
Depreciation and amortization                           2,047,287       2,453,845
                                                     ------------    ------------

Total operating expenses                               11,194,224      13,960,310
                                                     ------------    ------------

Operating loss                                         (2,775,004)     (4,829,943)

OTHER (EXPENSE) INCOME
Interest expense                                       (2,697,291)     (2,986,754)
Interest income                                             9,696         134,220
Other, net                                                139,683          46,051
                                                     ------------    ------------
Net loss                                             $ (5,322,916)   $ (7,636,426)
                                                     ============    ============


Basic and diluted loss per share of common stock     $      (0.11)   $      (0.16)
                                                     ============    ============

Weighted average number of shares of
    common stock used in calculating
    net loss per share                                 46,508,625      48,376,773
                                                     ============    ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                  1999              1998
                                                               ------------    ------------

Operating activities:
    Net loss                                                   $ (5,322,916)   $ (7,636,426)
    Adjustments to reconcile net loss to
       net cash used by operating activities
    Depreciation and amortization                                 2,047,287       2,453,845
    Interest expense associated with amortization of
      loan costs                                                    581,435         582,483
    Gain on sale of property and equipment                         (143,410)        (36,868)
    Changes in assets and liabilities
      (Increase) decrease in inventories                            (68,034)        132,282
      Increase in prepaid expenses and other assets                (103,284)        (10,703)
      Increase in debt issuance costs
         and intangible assets                                           --          (5,585)
      Decrease in accounts payable                               (1,455,918)       (434,562)
      Increase in accrued expenses                                      936         138,950
      Increase in accrued interest due shareholder                1,466,818         980,025
      Decrease in accrued expenses related to assets
         held for sale                                              (24,598)       (335,708)
                                                               ------------    ------------

         Cash used by operating activities                       (3,021,684)     (4,172,267)
                                                               ------------    ------------

Investing activities:
    Purchases of property and equipment                            (653,681)     (1,851,173)
    Proceeds from sale of property and equipment                    685,627         105,570
    Principal receipts under notes receivable                         4,706           4,384
    Increase in investments in and advances to
       limited partnerships                                         (24,393)        (20,371)
    Increase in restricted cash                                     (74,768)         (4,733)

                                                               ------------    ------------
         Cash used in investing activities                          (62,509)     (1,766,323)
                                                               ------------    ------------

Financing activities:
    Proceeds from borrowings                                      3,105,364       2,503,682
    Payments of borrowings                                         (217,153)       (238,778)
    Increase in interest receivable on notes receivable
         from employees                                                  --        (103,630)
                                                               ------------    ------------
         Cash provided by financing activities                    2,888,211       2,161,274
                                                               ------------    ------------

Decrease in cash and cash equivalents                              (195,982)     (3,777,316)
Cash and cash equivalents, beginning of period                      237,336       5,270,843
                                                               ------------    ------------

Cash and cash equivalents, end of period                       $     41,354    $  1,493,527
                                                               ============    ============

Cash Paid for Interest                                         $    471,717    $    414,089
                                                               ============    ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1999 AND MARCH 31, 1998
                                  (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.

NOTES PAYABLE TO SHAREHOLDER

         During the three months ended March 31, 1999, the Company increased its outstanding borrowings under two promissory notes with MEI Holdings, the Company's largest shareholder, by approximately $3.1 million (plus accrued interest of $1.5 million).

ASSETS HELD FOR SALE

         In January 1999, the Company sold one property held for sale for $0.7 million and recorded a gain of $0.1 million. As of March 31, 1999, the Company is holding one property for sale having an aggregate book value of $1.1 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

         The business of the Company is highly seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the three months ended

March 31, 1999 are not necessarily indicative of the Company's future results of operations.

Results of Operations

         For the three months ended March 31, 1999, the Company had a net loss of $5.3 million ($0.11 per share), compared to a net loss of $7.6 million ($0.16 per share) for the comparable period last year.

         Operating revenue decreased by $0.7 million (or 8%) for the three months ended March 31, 1999 from $9.1 million for the three months ended March 31, 1998 to $8.4 million for the three months ended March 31, 1999. The decrease in revenue is primarily due to the decrease in entertainment revenue from the FECs that were closed in 1998 ($0.5 million).

         Entertainment expenses decreased by $1.8 million (or 19%) for the quarter ended March 31, 1999 from $9.6 million to $7.8 million for the comparable quarter in the prior year from better aligning payroll with revenue by shifting focus to a variable, rather than fixed, workforce ($1.1 million) and reductions in other operating costs.

         General and administrative expenses decreased $0.5 million (or 31%) for the quarter ended March 31, 1999, primarily a result of a reduction in professional expenses.

         Depreciation and amortization for the quarter ended March 31, 1999 decreased by $0.4 million from the comparable 1998 period (from $2.5 million to $ 2.1 million) due principally to reductions in the carrying value of fixed assets in 1998.

         Interest expense decreased by $0.3 million for the quarter ended March 31, 1999 as compared to the comparable period in the prior year due to interest rate reductions from 1998 to 1999.

Liquidity and Capital Resources

         At March 31, 1999, the Company had $5.0 million of current assets (including $1.5 million of restricted cash) and $43.0 million of current liabilities (including $30.2 million of current debt); or negative working capital of $38.0 million (compared to negative working capital of $39.2 million at December 31, 1998, which amount included $1.4 million of restricted cash).

         The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company has, therefore, funded its operations and capital expenditures principally through external financing. The Company's largest shareholder has informed the Company that, except in the limited circumstances and subject to the conditions described below, it is not willing to invest additional capital in the Company unless the recapitalization described below is completed on terms acceptable to it.

         The Company's principal uses of cash during the first quarter 1999 were to fund operations ($3.0 million) and capital investment ($0.7 million). During the three months ended March 31, 1999, the Company financed its operations primarily through a combination of debt financing provided by the Company's largest shareholder and an entity related to the Company's largest shareholder ($3.1 million) and the sale in January 1999, of a property previously being held for sale for $0.7 million.

         Of the Company's $118.3 million of total debt at March 31, 1999 (including accrued interest), $30.2 million matures in 1999 (the "Current Debt"). The Current Debt primarily includes $21.4 million of secured debt from a third-party lender and an $8.0 million loan from that lender through the Company's largest shareholder. The $8.0 million of Current Debt and an additional $13.0 million of indebtedness (together, the "Pass-Through Debt") was advanced to the Company's largest shareholder and reloaned to the Company as an accommodation to the Company and the third-party lender so that the largest shareholder's equity interests in the Company effectively supported that portion of the third-party financing.

         The Company has proposed a recapitalization plan which involves the repayment of $11.4 million of secured debt and the conversion of $85.8 million of other debt into preferred stock with a pay-in-kind feature. If the recapitalization is completed, the Company would be substantially deleveraged. The Company has entered into agreements in principle with its primary lenders providing for the recapitalization, but such agreements are subject to the negotiation and execution of definitive documentation and the repayment of $11.4 million of secured debt as described above. The Company has entered into definitive sale and leaseback agreements relating to the land under its Willowbrook, Texas and Puente Hills, California family entertainment centers. The net proceeds of which, if completed, together with other capital resources expected to be available to the Company, would be sufficient to fund the $11.4 million debt repayment. However, the sale and leaseback agreements are subject to various closing conditions.

         Management of the Company believes that it will be able to implement the proposed recapitalization by the June 30, 1999 deadline presently provided in the agreement in principle relating to it, but there can be no assurance in this regard. If the Company is unable to refinance or restructure its indebtedness in the proposed recapitalization or otherwise, it would be forced to seek to obtain additional capital resources from other sources or take other actions because the Company's present capital resources are not sufficient to fund its projected working capital, debt service and capital expenditure requirements. The Company's shareholders and related parties have no legal obligation to fund the Company's operating and capital requirements in the future. Accordingly, there can be no assurance that the Company would be able to obtain such additional capital resources.

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

    The Company relies on a significant number of computer programs and computer technologies (collectively, "IT") and non-IT systems for its key operations, including product design, point of sales systems, race car timing and safety systems, finance and various administrative functions. The Company engaged a year 2000 consultant to evaluate the current systems and prepare a plan for addressing compliance, which was completed by year-end.

    The consultant requested confirmation from all vendors of their products' status relative to year 2000 compliance. The consultant reviewed the Company's systems and provided a report to the Company identifying information, compliance requirements and criticality of each system. Based on the report, the total cost of the year 2000 project is estimated at approximately $300,000. First quarter expenditures were nominal as the Company was reviewing and detailing the year 2000 project scope, goals and contingency plans. Estimated expenditures for the first quarter were approximately $5,000. A majority of the costs that remain are anticipated to occur in the second and third quarters of this year as the actual work is completed. All major software and hardware upgrades to revenue generating systems should be completed before the end of the third quarter.

    In the event that the Company does not complete any phases of its year 2000 plan, it is possible that the Company would have to manually track sales until the problem is resolved. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially adversely affect the Company. The amount of lost revenue cannot be reasonably estimated at this time. The ability of third parties with which the Company transacts business to adequately address their year 2000 issues is outside the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

    A substantial portion of the Company's long-term debt bears interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements, which are incorporated herein by reference. At March 31, 1999, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the terms and outstanding amounts of the Company's borrowings at March 31, 1999, the Company has determined that there is no material interest rate risk exposures to the Company's financial position, results of operations or cash flows as of such date.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

         This Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the management of the Company. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company and the success of the Company's business and proposed recapitalization plan, including as a result of the availability, terms and cost of capital resources, the willingness of the Company's lenders to agree to the recapitalization of the Company's debt, and the terms thereof; competitive factors and pricing pressures; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; impact of present and future laws; ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies; changes in demographics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description
-----------                -----------
    10.26           Letter Agreement,  dated April 26, 1999, between Nomura
                    Asset Capital Corporation and Malibu Entertainment
                    Worldwide, Inc. regarding extension of the recapitalization deadline

    10.27           First Amended and Restated Recapitalization Agreement
                    between Nomura Asset Capital Corporation, the Company,
                    Malibu Centers, Inc., MEI Holdings, L.P. and SZ Capital,
                    L.P. (Incorporated by reference to Amendment No. 20 to
                    the Schedule 13D-1 filed by MEI Holdings on May 14,
                    1999)

    27              Financial Data Schedule (for SEC purposes only)

 (b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                          MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                             By:   /s/ R. SCOTT WHEELER
                                                   ----------------------------
                                                       R. Scott Wheeler
                                                       Chief Financial Officer

May 14, 1999

                               INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------
    10.26           Letter Agreement,  dated April 26, 1999, between Nomura
                    Asset Capital Corporation and Malibu Entertainment
                    Worldwide, Inc. regarding extension of the recapitalization deadline

    10.27           First Amended and Restated Recapitalization Agreement
                    between Nomura Asset Capital Corporation, the Company,
                    Malibu Centers, Inc., MEI Holdings, L.P. and SZ Capital,
                    L.P. (Incorporated by reference to Amendment No. 20 to
                    the Schedule 13D-1 filed by MEI Holdings on May 14,
                    1999)

    27              Financial Data Schedule (for SEC purposes only)