Form 10-Q
period 1999-06-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1999-08-16
CIK 912027

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                --------------





                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended June 30, 1999




                                --------------





                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                         717 North Harwood, Suite 1650
                              Dallas, Texas 75201
                                 (214) 210-8701


                                --------------


Incorporated in Georgia      SEC File No.: 0-22458          IRS Employer Id.
                                                            No.: 58-1949379




                                --------------



         The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         At August 11, 1999, 52,508,625 shares of the Company's Common Stock were outstanding.

===============================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,
                                                                                      1999          DECEMBER 31,
                                                                                   (UNAUDITED)         1998
                                                                                 --------------   --------------
ASSETS
Current
    Cash and cash equivalents                                                     $      93,035    $     237,336
    Restricted cash                                                                   1,769,193        1,388,396
    Inventories                                                                       1,325,998        1,153,923
    Current portion of notes receivable                                                  33,727           17,000
    Assets held for sale                                                              1,073,000        1,615,217
    Prepaid expenses                                                                  1,207,759        1,007,459
                                                                                  -------------    -------------

          Total current assets                                                        5,502,712        5,419,331
                                                                                  -------------    -------------

Property and equipment, less accumulated depreciation                               107,311,429      108,843,304
                                                                                  -------------    -------------

Other noncurrent
    Investments in and advances to limited partnerships                                 332,977          335,836
    Notes receivable                                                                       --             26,405
    Other assets                                                                        158,854          154,965
    Debt issuance costs, less accumulated amortization                                1,100,788        1,655,784
    Intangible assets, less accumulated amortization                                    973,908          995,365
                                                                                  -------------    -------------

          Total other noncurrent assets                                               2,566,527        3,168,355
                                                                                  -------------    -------------

                                                                                  $ 115,380,668    $ 117,430,990
                                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                              $  22,107,104    $  22,182,802
    Current portion of notes payable to shareholder                                   8,000,000        8,000,000
    Accounts payable                                                                  2,070,477        4,249,065
    Accrued expenses                                                                 10,332,778        9,406,008
    Accrued expenses related to assets held for sale                                    673,630          812,152
                                                                                  -------------    -------------

          Total current liabilities                                                  43,183,989       44,650,027

    Line of credit                                                                    7,500,000        7,500,000
    Term loan revolver                                                                9,809,080       10,000,000
    Notes payable to shareholder                                                     63,614,967       57,809,603
    Notes payable                                                                     2,609,889        3,012,691
    Accrued interest due to shareholder                                               8,419,659        5,394,524
    Other accrued expenses                                                            1,685,810        1,785,811
                                                                                  -------------    -------------

          Total liabilities                                                         136,823,394      130,152,656
                                                                                  -------------    -------------


    Commitments and contingencies

    Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value
      Series AA, 5,000 shares authorized; none outstanding
      Series BB, 5,000 shares authorized; none outstanding
      Series CC, 5,000 shares authorized; none outstanding
      Series F, 2,700,000 shares authorized; none outstanding
      Series G, 213,551 shares authorized; none outstanding
     Common stock, 100,000,000 shares authorized with no par
          value; 46,508,625 shares issued and outstanding                           136,577,850      136,386,360
     Outstanding warrants                                                             1,974,600        1,974,600
     Accumulated deficit                                                           (159,995,176)    (151,082,626)
                                                                                  -------------    -------------

          Total shareholders' equity                                                (21,442,726)     (12,721,666)
                                                                                  -------------    -------------

                                                                                  $ 115,380,668    $ 117,430,990
                                                                                  =============    =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                              FOR THE                     FOR THE
                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,

                                                      1999            1998           1999          1998
                                                   -----------    -----------   ------------   ------------
OPERATING REVENUES
Entertainment revenue                              $12,346,498    $14,012,925   $ 20,765,718   $ 23,143,292
                                                   -----------    -----------   ------------   ------------

OPERATING EXPENSES
Entertainment expenses                               9,362,953     11,580,120     17,206,669     21,195,427
General and administrative expenses                  1,433,008      1,805,174      2,643,391      3,564,504
Other expenses                                          93,423        224,078        186,261        355,906
Depreciation and amortization                        2,067,208      2,504,348      4,114,495      4,958,193
                                                   -----------    -----------   ------------   ------------

Total operating expenses                            12,956,592     16,113,720     24,150,816     30,074,030
                                                   -----------    -----------   ------------   ------------


Operating loss                                        (610,094)    (2,100,795)    (3,385,098)    (6,930,738)

OTHER (EXPENSE) INCOME
Interest expense                                    (2,915,119)    (2,989,153)    (5,612,410)    (5,975,907)
Interest income                                          7,628        144,694         17,324        278,914
Other, net                                             (72,047)        (6,661)        67,634         39,390
                                                   -----------    -----------   ------------   ------------

Net loss                                           $(3,589,632)   $(4,951,915)  $ (8,912,550)  $(12,588,341)
                                                   ===========    ===========   ============   ============


Basic and diluted loss per share of common stock   $     (0.08)   $     (0.10)  $      (0.19)  $      (0.26)
                                                   ===========    ===========   ============   ============


Weighted average number of shares of
    common stock used in calculating
    net loss per share                              46,508,625     48,483,386     46,508,625     48,483,386
                                                   ===========    ===========   ============    ===========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                1999         1998
                                                                            -----------  -------------
Operating activities:
    Net loss                                                               $(8,912,550)  $(12,588,341)
    Adjustments to reconcile net loss to
       net cash used by operating activities
    Depreciation and amortization                                            4,114,495      4,958,193
    Interest expense associated with amortization of loan costs                691,215        657,451
    Non-cash compensation expense                                              191,490
    Gain on sale of property and equipment                                     (71,764)       (36,868)
    Changes in assets and liabilities
      (Increase) decrease in inventories                                      (172,075)        42,993
      Increase in prepaid expenses and other assets                           (204,189)    (1,048,965)
      Increase in debt issuance costs
         and intangible assets                                                (136,219)        (8,174)
      Decrease in accounts payable                                          (2,178,588)    (1,017,947)
      Increase in accrued expenses                                             826,769        867,510
      Increase in accrued interest due shareholder                           3,025,135      2,053,111
      Decrease in accrued expenses related to assets
         held for sale                                                        (138,522)    (1,497,981)
                                                                           -----------   ------------

         Cash used by operating activities                                  (2,964,803)    (7,619,018)
                                                                           -----------   ------------

Investing activities:
    Purchases of property and equipment                                     (2,847,630)    (5,009,596)
    Proceeds from sale of property and equipment                               900,448      1,494,020
    Principal receipts under notes receivable                                    9,678          7,365
    Increase in investments in and advances to
       limited partnerships                                                      2,859        (62,890)
    Increase in restricted cash                                               (380,797)      (178,085)

                                                                           -----------   ------------
         Cash used in investing activities                                  (2,315,442)    (3,749,186)
                                                                           -----------   ------------

Financing activities:
    Proceeds from borrowings                                                 5,805,364      8,061,698
    Payments of borrowings                                                    (669,420)      (497,720)
    Issuance of common stock                                                      --          395,000
    Increase in interest receivable on notes receivable from employees            --         (207,260)

                                                                           -----------   ------------
         Cash provided by financing activities                               5,135,944      7,751,718
                                                                           -----------   ------------

Decrease in cash and cash equivalents                                         (144,301)    (3,616,486)
Cash and cash equivalents, beginning of period                                 237,336      5,270,843
                                                                           -----------   ------------

Cash and cash equivalents, end of period                                   $    93,035   $  1,654,357
                                                                           ===========   ============

Cash Paid for Interest                                                     $ 1,060,665   $  1,654,357
                                                                           ===========   ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.

2.       SUBSEQUENT EVENT - THE RECAPITALIZATION

         On July 20, the Company completed its previously announced recapitalization and the land sale and leaseback transaction (together, the "Recapitalization") relating to its Willowbrook, Texas and Puente Hills, California entertainment parks(the "Sale and Leaseback").

         The principal components of the Recapitalization were as follows:

         o Repayment of $11.4 million to one of the Company's principal lenders. $9.1 of the $11.4 million came from the proceeds of the Sale and Leaseback with the balance being provided by an entity related to the Company's largest shareholder.

         o This lender, the holder of $21.4 million of secured debt of a subsidiary of the Company and $21 million of other indebtedness advanced through the Company's largest shareholder as an accommodation to the Company, exchanged $33 million of debt (including $2 million of accrued interest) for non-convertible preferred stock of the Company. The lender also received 6 million of the Company's common shares and, if the Company has not redeemed the non-convertible preferred stock by December 31, 2000, the lender will be entitled to an additional 2 million of the Company's common shares plus 4 million of common shares from the Company's largest shareholder.

         o A $500,000 per month principal amortization payment under the Company's debt to it's next largest lender that would have been payable had the recapitalization not been completed has been eliminated.

         o $50 million of debt (including $8 million of accrued interest) to the Company's largest shareholder was converted into preferred stock of the Company that is convertible into Company common stock at any time at $2.50 per common share. In addition, $12 million of debt (including $400,000 of accrued interest) to an entity related to the Company's largest shareholder was converted into preferred stock of the Company which is convertible into Company common stock at any time after September 30, 2000 at a per common share price of the lower of $2.50 or 120% of market at the time of conversion. This convertible preferred stock has the right to vote with the Company common stock on a "as converted" basis.

         Giving effect to the Recapitalization, the Company's total indebtedness was reduced by $106.4 million (including accrued interest) to $20.6 million and the Company's shareholder's equity was increased from negative $21.0 million to positive $71.6 million.

3.       NOTES PAYABLE TO SHAREHOLDER

         During the six months ended June 30, 1999, the Company increased its outstanding borrowings from the Company's largest shareholder and a related entity, by $5.8 million (plus accrued interest of $3.0 million).


         As a result of the Recapitalization described in Note 1, all borrowings from the Company's largest shareholder, MEI Holdings and the related entities have been eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments; Pro Forma Financial Information

         On July 20, the Company completed the Recapitalization. The basic terms of the Recapitalization are described in Note 1 of Notes to the Company's consolidated financial statements appearing in Item 1 of this Report.

         Giving effect to the Recapitalization, as of July 31, 1999, the Company's total indebtedness was reduced by $106.4 million (including accrued interest) to $20.6 million and the Company's shareholder's equity increased from negative $21.4 million to positive $71.6 million.

         The selected unaudited pro forma balance sheet information below gives effect to the Recapitalization as if it had occurred on June 30, 1999 and the selected unaudited pro forma income statement information gives effect to the Recapitalization as if it had occurred on January 1, 1999. The pro forma financial information does not purport to represent what the financial position or results of operations of the Company would actually have been had the Recapitalization in fact occurred as of those dates, or to project the financial position of the Company for any future period or date.

                  SELECTED UNAUDITED BALANCE SHEET INFORMATION
                              AS OF JUNE 30, 1999

                                                    ACTUAL         PRO FORMA
                                                -------------    -------------
ASSETS
Current assets                                  $   5,502,712    $   5,502,712
Fixed assets                                      107,311,429       98,438,487
Other assets                                        2,566,527        2,232,978
                                                -------------    -------------
  Total assets                                  $ 115,380,668    $ 106,174,177
                                                =============    =============

LIABILITIES & EQUITY
Current debt                                    $  30,107,104    $     716,729
Accounts payable                                    2,070,477        2,070,477
Accrued expenses                                   11,006,408        9,650,400
                                                -------------    -------------
                                                   43,183,989       12,437,606
LONG-TERM LIABILITIES
Line of credit                                      7,500,000        7,500,000
Term loan revolver                                  9,809,080        9,809,080
Notes payable to shareholder                       63,614,967             --
Notes payable                                       2,609,889        2,609,889
Accrued interest due shareholder                    8,419,659             --
Deferred gain on sale/leaseback                          --            567,653
Other accrued expenses                              1,685,810        1,685,810
                                                -------------    -------------
Total Liabilities                                 136,823,394       34,610,038

SHAREHOLDER'S EQUITY

PREFERRED EQUITY
Series AA                                                --         11,325,658
Series BB                                                --         26,526,084
Series CC                                                --         49,808,717

Common stock                                      136,577,850      142,577,850
Outstanding warrants                                1,974,600        1,974,600
Accumulated deficit                              (159,995,176)    (160,648,770)
                                                -------------    -------------
  Total shareholder's equity                      (21,442,726)      71,564,139
                                                -------------    -------------
  Total liabilities and shareholders equity     $ 115,380,668    $ 106,174,177
                                                =============    =============

                SELECTED UNAUDITED INCOME STATEMENT INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                         ACTUAL         PRO FORMA
                                      ------------    -------------
OPERATING REVENUES
Entertainment revenue                 $ 20,765,718    $ 20,765,718
                                      ------------    -------------

OPERATING EXPENSES
Entertainment expenses                  17,206,669      17,751,481
General and administrative expenses      2,643,391       2,643,391
Other expenses                             186,261         186,261
Depreciation and amortization            4,114,495       4,114,495
                                      ------------    -------------

Total operating expenses                24,150,816      24,695,628
                                      ------------    -------------

Operating Loss                          (3,385,098)     (3,929,910)

OTHER (EXPENSE) INCOME
Interest expense                        (5,612,410)     (1,779,944)
Interest income                             17,324          17,324
Other, net                                  67,634          67,634
                                      ------------    ------------

Net loss                              $ (8,912,550)   $ (5,624,896)
                                      ============    ============

Preferred dividend requirement                  --       3,287,309
                                      ------------    ------------
Net loss to common shareholders                 --    $ (8,912,205)
                                      ============    ============

Seasonality

         The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the Company's future results of operations.

Results of Operations

         For the three months ended June 30, 1999, the Company had a net loss of $3.6 million ($0.8 per share), compared to a net loss of $5.0 million ($0.10 per share) for the comparable period last year. For the six months ended June 30, 1999, the Company had a net loss of $8.9 million ($0.19 per share) as compared to a net loss of $12.6 million ($0.26 per share) in the comparable period in the prior year. Giving pro forma effect to the Recapitalization, the Company had a net loss of $5.6 million for the six months ended June 30, 1999.

         Entertainment revenue decreased by $1.7 million (or 12%) and $2.4 million (or 10%) respectively, for the three and six months ended June 30, 1999 from $14.0 million and $23.1 million for the three and six months ended June 30, 1998 to $12.3 million and $ 20.8 million for the three and six months ended June 30, 1999. The decrease in revenue is primarily due to the decrease in entertainment revenue from the FECs that were closed in 1998 ($0.7 million and $1.1 million for the three and six months, respectively) and decreased advertising in 1999.

         Entertainment expenses decreased by $2.2 million (or 19%) and $4.0 million (or 19%) respectively, for the three and six months ended June 30, 1999 from $11.6 million and $21.2 million for the three and six months ended June 30, 1998 to $9.4 million and $17.2 million for the three and six months ended June 30, 1999. This was due to better aligning payroll with revenue and staff reductions ($1.1 million and $2.0 million for the three and six months, respectively), reductions in other operating costs ($0.5 million and $0.8 million for the three and six months, respectively) and decreases in expenses from the FECs that were closed in 1998 ($0.6 million and $1.2 million for the three and six months, respectively).

         General and administrative expenses decreased $0.4 million (or 21%) and $0.9 million (or 26%) for the three and six months ended June 30, 1999, primarily a result of a reduction in professional expenses ($0.2 million and $0.7 million for the three and six months, respectively).

         Depreciation and amortization for the quarter ended June 30, 1999 decreased by $0.4 million and $0.8 million, respectively for the three and six months ended June 30, 1999 due principally to acceleration of games depreciation in 1998.

         Interest expense decreased by $74,000 and $363,000 for the three and six months ended June 30, 1999, respectively, as compared to the comparable periods in the prior year due to general interest rate declines from 1998 to 1999. After giving pro forma effect to the recapitalization, interest expense decreased by $3.4 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

         At June 30, 1999, the Company had $5.5 million of current assets (including $1.8 million of restricted cash) and $43.2 million of current liabilities (including $30.1 million of current debt), or negative working capital of $37.7 million (compared to negative working capital of $39.2 million at December 31, 1998, which amount included $1.4 million of restricted cash). After giving effect to the Recapitalization as of the July 31, 1999, the Company had $5.6 million of current assets and $11.7 million of current liabilities.

         The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company has, therefore, funded its operations and capital expenditures principally through external financing. Following the Recapitalization, the Company's largest shareholder has the right, but not the obligation, to purchase up to $2.5 million worth of additional shares of preferred stock of the Company such funds to be used to fund the Company's seasonal working capital requirements. In addition, an entity related to the Company's largest shareholder has agreed to purchase, upon request by the Company, up to $2.4 million worth of additional shares of preferred stock of the Company and that entity has the right, but not the obligation, to purchase up to
4.5 million additional shares of preferred stock of the Company for. As of August 13, 1999, the entity related to the Company's largest shareholder had purchased, upon the Company's request, an additional $450,000 worth of preferred shares and currently has an obligation, at the Company's request, to purchase up to $1.95 million worth of preferred shares. The Company's largest shareholder has informed the Company that, except as described above, it is not willing to invest additional capital in the Company. With the completion of the Recapitalization, the Company believes that its ongoing business plan designed to reduce costs and otherwise improve results, together with at least $4.9 million from the above-described investments in preferred stock, would provide the Company sufficient capital resources to fund continuing operations through the next winter season. There can, however, be no assurance that the Company will be successful in achieving these results or that the $4.9 million discretionary portion of the capital investment will be made. If these results are not achieved or such investment is not made, the Company may require additional equity or capital resources. In addition, the Company may be required to obtain additional equity or capital resources to fund capital expenditures that may be necessary or desirable. There can be no assurance that such equity or capital resources will be available or the terms thereof.


         The Company's principal uses of cash during the six months ended June 30, 1999 were to fund operations ($3.0 million) and capital investment ($2.8 million). The Company's capital investment included deferred maintenance on 20 parks. This investment was intended to protect existing revenue streams and, to a lesser degree, enhance revenues at some parks on a go-forward basis. During the six months ended June 30, 1999, the Company financed its operations primarily through a combination of debt financing provided by the Company's largest shareholder and a related entity ($5.8 million) and the sale in January 1999, of a property previously being held for sale for $0.7 million.

         Of the Company's $113.6 million of total debt, at June 30, 1999, $30.1 million was due to mature in 1999 (the "Current Debt"). The Current Debt at June 30, 1999 primarily included $21.4 million of secured debt from a third-party lender and an $8.0 million loan from that lender through the Company's largest shareholder. The $8.0 million of Current Debt and an additional $13.0 million of indebtedness (together, the "Pass-Through Debt") was advanced to the Company's largest shareholder and reloaned to the Company as an accommodation to the Company and the third-party lender so that the largest shareholder's equity interests in the Company effectively supported that portion of the third-party financing. In the recapitalization, $106 million of the Company's total debt (including accrued interest) was converted into preferred stock. At July 31, 1999, $0.7 million of the Company's $20.6 million in total debt was due in 1999.

Amex Listing Requirements

The Company's common shares are listed for trading on the American Stock Exchange ("AMEX"). Based on its historical results of operations, the Company does not currently meet the published guidelines of the AMEX for continued listing. However, as discussed above, the Company's recently completed Recapitalization is intended to improve the Company's financial position and results of operations. Accordingly, the Company has requested that AMEX continue to list the Company's common shares for trading.

    If the AMEX were to delist the Company's common shares, it is possible that the shares would continue to trade in the over-the-counter market or that price quotations would be reported by other sources. The public market for the Company's common shares and the availability of such quotations would, however, depend on the number of holders of Company common shares at that time and the interest in maintaining a market for the common stock on the part of securities firms. Accordingly, there can be no assurance that there would be a market for the shares or that any securities firm would maintain a market in or quote prices for the shares. If AMEX were to delist the Company's common shares, the market for the shares could be adversely affected.

    The Company's common shares are currently "margin securities," as that term is defined under the rules of the Board of Governors of the Federal Reserve System. Because they are margin securities, among other things, brokers are allowed to extend credit on the collateral of the shares. If the shares were to be delisted by the AMEX and were not otherwise publicly traded or quoted, it is possible that the shares would no longer constitute margin securities and, therefore, could no longer be used as collateral for loans made by brokers.

Impact of Year 2000 Issues

    The Company will be required to modify or replace portions of its computer software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company believes that, with modifications or replacements of existing software and certain hardware, the year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the year 2000 issue could have a material adverse impact in the operations of the Company.

    The Company relies on a significant number of computer programs and computer technologies (collectively, "IT") and non-IT systems for its key operations, including point of sales systems, race car timing and safety systems and finance and various administrative functions. The Company engaged a year 2000 consultant to evaluate the current systems and prepare a plan for addressing compliance, which was completed during 1998.

    The consultant requested confirmation from all vendors of their products' status relative to year 2000 compliance. The consultant reviewed the Company's systems and provided a report to the Company identifying information, compliance requirements and criticality of each system. Based on the report, the total cost of the year 2000 project is estimated at $300,000. Second quarter expenditures were lower than expected due to scheduling issues with key vendors. Estimated expenditures for the first six months were approximately $15,000 with $285,000 remaining to be spent in 1999. All major software and hardware upgrades to systems are still planned for completion before the end of the third quarter, as all major scheduling issues have been resolved.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A substantial portion of the Company's long-term debt as of June 30, 1999 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements included in the Company's 1998 Form 10-K which is incorporated herein by reference. At June 30, 1999, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the terms and outstanding amounts of the Company's borrowings at June 30, 1999, the Company has determined that there is no material interest rate risk exposures to the Company's financial position, results of operations or cash flows as of such date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Due to the nature of the attractions at the Company's entertainment parks, the Company has been, and will likely continue to be, subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages. The Company also is from time to time a party to other claims and legal proceedings, and is subject to environmental, zoning and other legal requirements. As of the date of this Report, the Company does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 20, 1999, in connection with the Recapitalization, the Company issued 6 million shares of common stock to one of its principal lenders. The Company also issued non-convertible preferred stock to this lender in exchange for $33 million of debt.

         In the Recapitalization, the Company issued convertible preferred stock to the Company's largest shareholder and a related entity in exchange for an aggregate of $62 million of debt held by those entities on the terms described above.

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

         This Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the management of the Company. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company and the success of the Company's business and plan, competitive factors and pricing pressures; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; impact of present and future laws; ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies; changes in demographics, economics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

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


                                  MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                       By:   /s/  R. SCOTT WHEELER
                                           -----------------------------
                                           R. Scott Wheeler
                                           Chief Financial Officer


August 16, 1999

                          INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
  27               Financial Data Schedule