Form 10-Q
period 1999-09-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 1999-11-15
CIK 912027

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 1999


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


    At November 11, 1999, 52,508,625 shares of the Company's Common Stock were outstanding.


================================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,
                                                                                      1999                 DECEMBER 31,
                                                                                   (UNAUDITED)                 1998
                                                                                  -------------           -------------
ASSETS
Current
    Cash and cash equivalents                                                     $   1,095,005           $     237,336
    Restricted cash                                                                   1,724,894               1,388,396
    Inventories                                                                       1,330,698               1,153,923
    Current portion of notes receivable                                                  28,753                  17,000
    Assets held for sale                                                              1,073,000               1,615,217
    Prepaid expenses                                                                    718,502               1,007,459
                                                                                  -------------           -------------

          Total current assets                                                        5,970,852               5,419,331
                                                                                  -------------           -------------

Property and equipment, less accumulated depreciation                                97,221,013             108,843,304
                                                                                  -------------           -------------

Other noncurrent
    Investments in and advances to limited partnerships                                 189,602                 335,836
    Notes receivable                                                                         --                  26,405
    Other assets                                                                        152,314                 154,965
    Debt issuance costs, less accumulated amortization                                  854,789               1,655,784
    Intangible assets, less accumulated amortization                                    963,179                 995,365
                                                                                  -------------           -------------

          Total other noncurrent assets                                               2,159,884               3,168,355
                                                                                  -------------           -------------

                                                                                  $ 105,351,749           $ 117,430,990
                                                                                  =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                              $     622,814           $  22,182,802
    Current portion of notes payable to shareholder                                          --               8,000,000
    Accounts payable                                                                  2,504,585               4,249,065
    Accrued expenses                                                                  8,801,195               9,406,008
    Accrued expenses related to assets held for sale                                    542,601                 812,152
                                                                                  -------------           -------------


          Total current liabilities                                                  12,471,195              44,650,027

    Line of credit                                                                    7,500,000               7,500,000
    Term loan revolver                                                                9,334,080              10,000,000
    Notes payable to shareholder                                                             --              57,809,603
    Notes payable                                                                     2,551,450               3,012,691
    Accrued interest due to shareholder                                                      --               5,394,524
    Dividends payable on preferred stock                                              1,485,427
    Other accrued expenses                                                            2,208,839               1,785,811
                                                                                  -------------           -------------

          Total liabilities                                                          35,550,991             130,152,656
                                                                                  -------------           -------------


    Commitments and contingencies

    Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value;
           $100,000 liquidation value
         Series AA, 5,000 shares authorized; 120.25 outstanding                      12,024,678                      --
         Series BB, 5,000 shares authorized; 327.12 outstanding                      26,711,089                      --
         Series CC, 5,000 shares authorized; 500.58 outstanding                      50,058,192                      --
         Series F, 2,700,000 shares authorized; none outstanding
         Series G, 213,551 shares authorized; none outstanding
     Common stock, 100,000,000 shares authorized with no par
          value; 52,508,625 and 46,502,625 shares issued and outstanding            143,281,180             136,386,360
     Outstanding warrants                                                             1,335,100               1,974,600
     Accumulated deficit                                                           (163,609,481)           (151,082,626)
                                                                                  -------------           -------------

          Total shareholders' equity                                                 69,800,758             (12,721,666)
                                                                                  -------------           -------------

                                                                                  $ 105,351,749           $ 117,430,990
                                                                                  =============           =============


                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                         FOR THE                           FOR THE
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,

                                                                    1999           1998               1999            1998
                                                               -------------  -------------     --------------   -------------
Operating revenues
Entertainment revenue                                          $  12,865,221  $  14,066,130     $   33,630,939   $  37,209,422
                                                               -------------  -------------     --------------   -------------

OPERATING EXPENSES
Entertainment expenses                                            10,220,315     11,689,027         27,426,984      32,884,454
General and administrative expenses                                1,245,163      1,688,899          3,888,554       5,253,403
Other expenses                                                       142,769        175,597            329,030         531,503
Depreciation and amortization                                      2,190,535      2,547,057          6,305,030       7,505,250
                                                               -------------  -------------     --------------   -------------

Total operating expenses                                          13,798,782     16,100,580         37,949,598      46,174,610
                                                               -------------  -------------     --------------   -------------


Operating loss                                                      (933,561)    (2,034,450)        (4,318,659)     (8,965,188)

OTHER (EXPENSE) INCOME
Interest expense                                                  (1,012,334)    (3,313,895)        (6,624,744)     (9,289,802)
Interest income                                                       11,626        113,071             28,950         391,985
Other, net                                                          (194,609)       (26,419)          (126,975)         12,971
                                                               -------------  -------------     --------------   -------------

Net loss                                                       $  (2,128,878) $  (5,261,693)    $  (11,041,428)  $ (17,850,034)
                                                               =============  =============     ==============   =============

Preferred dividends                                                1,485,428             --          1,485,428              --
                                                               -------------  -------------     --------------   -------------

Net loss to common shareholders                                $  (3,614,306)    (5,261,693)    $  (12,526,856)  $ (17,850,034)
                                                               =============  =============     ==============   =============


Basic and diluted loss per share of common stock               $       (0.07) $       (0.11)    $        (0.26)          (0.37)
                                                               =============  =============     ==============   =============


Weighted average number of shares of
    common stock used in calculating
    net loss per share                                            51,204,277     48,483,386         48,091,043      48,483,386
                                                               =============  =============     ==============   =============


                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              1999              1998
                                                                                       ----------------    ---------------
Operating activities:
    Net loss                                                                           $    (11,041,428)   $   (17,850,034)
    Adjustments to reconcile net loss to
       net cash used by operating activities
    Depreciation and amortization                                                             6,305,030          7,505,250
    Interest expense associated with amortization of loan costs                                 800,995          1,140,627
    Non-cash compensation expense                                                               255,320                 --
    Gain on sale of property and equipment                                                      (76,087)           (36,868)
    Changes in assets and liabilities
      (Increase) decrease in inventories                                                       (176,775)            78,539
      Decrease (increase) in prepaid expenses and other assets                                  291,608           (668,770)
      Increase in debt issuance costs
         and intangible assets                                                                       --             (8,174)
      Decrease in accounts payable                                                           (1,744,480)        (2,851,750)
      Increase (decrease) in accrued expenses                                                 1,272,957           (289,864)
      Increase in accrued interest due shareholder                                            3,409,899          3,163,544
      Decrease in accrued expenses related to assets
         held for sale                                                                         (269,551)          (323,158)
                                                                                       ----------------    ---------------
         Cash used in operating activities                                                     (972,512)       (10,140,658)
                                                                                       ----------------    ---------------

Investing activities:
    Purchases of property and equipment                                                      (3,805,639)        (6,482,531)
    Proceeds from sale of property and equipment                                                900,448          1,568,287
    Proceeds from sale-leaseback of property                                                  8,872,942                 --
    Principal receipts under notes receivable                                                    14,652             11,925
    Decrease (increase) in investments in and advances to
       limited partnerships                                                                     146,234           (208,916)
    Increase in restricted cash                                                                (336,498)          (326,540)

                                                                                       ----------------    ---------------
         Cash provided by (used in) investing activities                                      5,792,139         (5,437,775)
                                                                                       ----------------    ---------------

Financing activities:
    Proceeds from borrowings                                                                  8,398,793         11,195,177
    Payments of borrowings                                                                  (12,810,751)          (701,853)
    Issuance of preferred stock                                                                 450,000                 --
    Issuance of common stock                                                                         --            395,000
    Increase in interest receivable on notes receivable from employees                               --           (310,890)

                                                                                       ----------------    ---------------
         Cash (used in) provided by financing activities                                     (3,961,958)        10,577,434
                                                                                       ----------------    ---------------

Increase (Decrease) in cash and cash equivalents                                                857,669         (5,000,999)
Cash and cash equivalents, beginning of period                                                  237,336          5,270,843
                                                                                       ----------------    ---------------

Cash and cash equivalents, end of period                                               $      1,095,005    $       269,844
                                                                                       ================    ===============

Cash Paid for Interest                                                                 $      1,397,522    $     4,099,623
                                                                                       ================    ===============


                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature, therefore, operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.

2.       THE RECAPITALIZATION

    On July 20,1999 the Company completed its previously announced recapitalization and the land sale and leaseback transaction (together, the "Recapitalization") relating to its Willowbrook, Texas and Puente Hills, California entertainment parks (the "Sale and Leaseback").

    The principal components of the Recapitalization were as follows:

    o Repayment of $11.4 million to one of the Company's principal lenders. $9.1 million of the $11.4 million came from the proceeds of the Sale and Leaseback with the balance being provided by an entity related to the Company's largest shareholder.

    o This lender, which held $21.4 million of secured debt of a subsidiary of the Company and $21.0 million of other indebtedness advanced through the Company's largest shareholder as an accommodation to the Company, also exchanged the remaining $33.0 million of debt (including $2.0 million of accrued interest) for non-convertible preferred stock of the Company. The lender also received 6,000,000 of the Company's common shares. If the Company has not redeemed the non-convertible preferred stock by December 31, 2000, the lender will be entitled to an additional 2,000,000 of the Company's common shares plus 4,000,000 of common shares from the Company's largest shareholder.

    o The elimination of $500,000 per month principal amortization payment under the Company's debt to its next largest lender that would have been payable had the Recapitalization not been completed.

    o Conversion of $50.0 million of debt (including $8.0 million of accrued interest) to the Company's largest shareholder into preferred stock of the Company that is convertible into Company common stock at any time at $2.50 per common share. In addition, $12.0 million of debt (including $400,000 of accrued interest) to an entity related to the Company's largest shareholder was converted into preferred stock of the Company which is convertible into Company common stock at any time after September 30, 2000 at a per common share price of the lower of $2.50 or 120% of market at the time of conversion. This convertible preferred stock has the right to vote with the Company common stock on a "as converted" basis.

The Company's total indebtedness was reduced by $106.4 million (including accrued interest) in the Recapitalization.

3.       SALE OF PARTNERSHIP INTEREST

         On September 24, 1999 the Company sold all but a small fraction of its interest in one of its limited partnerships and its interest in a construction receivable from the partnership for a consideration of $0.5 million and the indemnification from a $1.6 million loan guaranty and recorded a gain from such sales of $0.4 million. The proceeds from the sale were used to reduce the principal balance to the Company's primary lender.

4.       ASSETS HELD FOR SALE

         In January, 1999, the Company sold one property held for sale for $0.7 million and recorded a gain of $0.1 million. As of September 30, 1999, the Company is holding one property for sale that has an aggregate book value of $1.1 million.

5.       PREFERRED STOCK

         On July 20, 1999, in connection with the Recapitalization, the Company issued 115.75 shares of Series AA Preferred Stock ("Series AA"), 327.12 shares of Series BB Preferred Stock ("Series BB") and 500.58 shares of Series CC Preferred Stock ("Series CC").

         At any time prior to January 1, 2004, 9% per annum cumulative dividends will be payable quarterly on Series AA in cash or in kind at the Company's option. Dividends will not be paid in kind on or after January 1, 2004 unless the Company so elects and the holders of the Series AA agree. Series AA is senior in dividend and liquidation preference to all other capital stock at $100,000 per share plus accrued and unpaid dividends. Series AA is redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series AA is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Beginning September 30, 2000, Series AA is convertible at any time at the holder's option into the Company common stock at 120% of market at the time of the conversion, calculated on the volume weighted trading price for the 20 day period prior to conversion, but not to exceed $2.50 per share.

         At any time prior to January 1, 2002, 9% per annum cumulative dividends will be payable quarterly on Series BB in cash or in kind at the Company's option. Dividends may not be paid in kind on or after January 1, 2002 unless the Company so elects and the holders of the Series BB agree. Series BB is senior in dividend and liquidation preference to all other capital stock except Series AA at $100,000 per share plus accrued and unpaid dividends. Series BB is redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series BB is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Unless waived by a majority of the holders of Series AA, no shares of Series BB may be redeemed if any Series AA remains outstanding. The Company has committed to issue an additional 2 million shares of common stock and the majority shareholder of the Company has committed to issue an additional 4 million shares of common stock to the holder of Series BB if the Series BB has not been redeemed prior to December 31, 2000.

         At any time prior to January 1, 2002, 7% per annum cumulative dividends will be payable quarterly on Series CC in cash or in kind at the Company's option. Dividends may not be paid in kind on or after January 1, 2002 unless the Company so elects and the holders of the Series CC agree. Series CC is junior to Series AA and Series BB but senior to all other capital stock at $100,000 plus accrued and unpaid dividends. Series CC is redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series CC is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Unless waived by a majority of the holders of each of the Series AA and Series BB, no Series CC may be redeemed if any Series AA or Series BB remains outstanding. Series CC is convertible into common stock at $2.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments; Liquidity and Capital Resources

    On July 20, 1999, the Company completed the Recapitalization. The basic terms of the Recapitalization are described in Note 2 of the notes to the Company's consolidated financial statements in Item 1 of this Report.

    At September 30, 1999, the Company had $1.1 million of unrestricted cash on hand and negative working capital of $6.5 million (compared to negative working capital of $39.2 million at December 31, 1998).

    The Company's principal uses of cash during the nine months ended September 30, 1999 were to fund operations ($1.0 million), pay debt ($12.8 million) and capital investment ($3.8 million). The Company's capital investment included deferred maintenance on a number of parks. This investment was intended to protect existing revenue streams and, to a lesser degree, enhance revenues at some parks on a go-forward basis. During the nine months ended September 30, 1999, the Company financed its operations primarily through a combination of the sale-leaseback of land on two of the locations ($8.9 million), debt financing provided by an entity related to the Company's largest shareholder ($8.4 million) and the sale in January 1999, of a property previously being held for sale for $0.7 million.

    Under an agreement entered into in connection with the Recapitalization, an entity related to the Company's largest shareholder agreed to purchase, upon request by the Company, up to $2.4 million worth of additional shares of preferred stock of the Company. As of September 30, 1999, the entity related to the Company's largest shareholder had purchased, upon the Company's request $450,000 worth of preferred shares, and currently has a remaining obligation, at the Company's request, to purchase up to an additional $1.95 million worth of preferred shares. That entity and the Company's largest shareholder have the right, but not the obligation, to purchase up to $7.0 million worth of additional shares of preferred stock of the Company.

    The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company presently expects that it will not have sufficient cash resources to fund its operations through the end of December and the rest of the winter season unless it is able to generate cash through asset sales or some other transaction. The Company has historically funded its operations and capital expenditures principally through external financing, including financing from its largest shareholder, and cash flow from operations. At the time of the Recapitalization, the Company's largest shareholder informed the Company that the shareholder would not invest additional capital in the Company, except as required by the terms of agreements entered into in connection with the Recapitalization as described above.

    In these circumstances, the Company is seeking to sell certain assets and has entered into contracts to sell two of its family entertainment centers
(FECs) that, if completed, could result in cash proceeds sufficient to cover expected cash deficiencies. These contracts are subject to significant contingencies and the sales are not expected to be completed until late-December and mid-2000, respectively. The Company will require certain accommodations from its primary lender to complete the sales transaction, including the lender's agreement that a portion of the net proceeds from the transactions can be retained by the Company. In addition, the timing of any cash payment required to settle the Top Eliminator dispute described in Part II, Item 1 - "Legal Proceedings," or as a result of an adverse decision in such dispute, could have a material adverse effect on the Company's liquidity.

    If the Company is unsuccessful in implementing the above-described measures or in obtaining other financing, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or otherwise significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof.

Seasonality

    The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the Company's future results of operations.

Results of Operations

    For the three months ended September 30, 1999, the Company had a net loss to common shareholders of $3.6 million ($0.07 per common share), compared to a net loss of $5.3 million ($0.11 per common share) for the comparable period last year. For the nine months ended September 30, 1999, the Company had a net loss to common shareholders of $12.5 million ($0.26 per common share) as compared to a net loss of $17.9 million ($0.37 per common share) in the comparable period in the prior year. All per share amounts in the foregoing are calculated on a fully-diluted basis.

    Entertainment revenue decreased by $1.2 million (or 9%) and $3.6 million (or 10%) respectively, for the three and nine months ended September 30, 1999 from $14.1 million and $37.2 million for the three and nine months ended September 30, 1998 to $12.9 million and $33.6 million for the three and nine months ended September 30, 1999. The decrease in revenue is primarily due to the decrease in entertainment revenue from the FECs that were closed in 1998 ($0.6 million and $1.7 million for the three and nine months, respectively) and decreased customer traffic resulting from cutbacks in advertising in 1999.

    Entertainment expenses decreased by $1.5 million (or 13%) and $5.5 million (or 17%) respectively, for the three and nine months ended September 30, 1999 from $11.7 million and $32.9 million for the three and nine months ended September 30, 1998 to $10.2 million and $27.4 million for the three and nine months ended September 30, 1999. This was due to better aligning payroll with revenue and staff reductions ($0.4 million and $2.6 million for the three and nine months, respectively), reductions in other operating costs ($0.1 million and $1.2 million for the three and nine months, respectively) and decreases in expenses from the FECs that were closed in 1998 ($0.4 million and $1.0 million for the three and nine months, respectively).

    General and administrative expenses decreased $0.4 million (or 26%) and $1.4 million (or 26%) for the three and nine months ended September 30, 1999, primarily as a result of a reduction in professional expenses ($.4 million and $1.0 million for the three and nine months, respectively).

    Depreciation and amortization for the quarter ended September 30, 1999 decreased by $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 1999 due principally to acceleration of depreciation in 1998.

    Interest expense decreased by $2.3 million and $2.7 million for the three and nine months ended September 30, 1999, respectively, as compared to the comparable periods in the prior year due to the recapitalization described in
Note 2 of the notes to the Company's consolidated financial statements appearing in Item 1 of this Report.

Amex Listing Requirements

    The Company's common shares are listed for trading on the American Stock Exchange ("AMEX"). Based on its historical results of operations, the Company has been notified that it does not currently meet the published guidelines of the AMEX for continued listing. However, as discussed above, the Company's recently completed Recapitalization is intended to improve the Company's financial position and results of operations. Accordingly, the Company has requested that AMEX continue to list the Company's common shares for trading and the AMEX has agreed to continue the listing pending the review of this Form 10-Q and its satisfaction that the Company has made favorable progress in satisfying the AMEX guidelines for continued listing. There can be no assurance that the AMEX will continue the Company's listing.

    If the AMEX were to delist the Company's common shares, it is possible that the shares would continue to trade in the over-the-counter market or that price quotations would be reported by other sources. The public market for the Company's common shares and the availability of such quotations would, however, depend on the number of holders of Company common shares at that time and the interest in maintaining a market for the common stock on the part of securities firms. Accordingly, there can be no assurance that there would be a market for the shares or that any securities firm would maintain a market in or quote prices for the shares. If the AMEX were to delist the Company's common shares, the market for the shares could be adversely affected.

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

Impact of Year 2000 Issues

    The Company will be required to modify or replace portions of its computer software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The cost of those modifications and replacements is described below. The Company believes that, with modifications or replacements of existing software and certain hardware, the year 2000 issue can be solved. However, if such modifications and replacements are not completed timely, the year 2000 issue could have a material adverse impact on the operations of the Company.

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

    The consultant requested confirmation from all vendors of their products' status relative to year 2000 compliance. The consultant reviewed the Company's systems and provided a report to the Company identifying information, compliance requirements and criticality of each system. As of September 30, 1999, ninety percent of all mission critical systems were upgraded and tested for compliance. The remaining systems are scheduled for completion in October and November 1999. Additionally, the initial cost projections for compliance have been reduced from $300,000 to approximately $115,000 due primarily to cost savings on hardware, projected travel expenses, the reduction of the number of parks to refit and reduction in installation fees by using in-house personnel. Costs incurred to date are $77,000, which include $55,000 of deferred costs of leasing computers.

    In the event that the Company does not complete the remaining phases of its year 2000 plan, the Company would have to manually track sales until the problem is resolved. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially adversely affect the Company. The amount of lost revenue cannot be reasonably estimated at this time. The ability of third parties with which the Company transacts business to adequately address its year 2000 issues is outside the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective year 2000 issues will not have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A portion of the Company's long-term debt as of September 30, 1999 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements included in the Company's 1998 Form 10-K which is incorporated herein by reference. At September 30, 1999, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the terms and outstanding amounts of the Company's borrowings at September 30, 1999, the Company has determined that there is no material interest rate risk exposures to the Company's financial position, results of operations or cash flows as of such date.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Due to the nature of the attractions at the Company's entertainment parks, the Company has been, and will likely continue to be, subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages. The Company also is from time to time a party to other claims and legal proceedings, and is subject to environmental, zoning and other legal requirements. As of the date of this report, other than described below, the Company does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

    The Company is currently involved in a dispute with the manufacturer of its Top Eliminator(R) attraction relating to past and future orders of the attraction. The Company currently believes that it is very near a settlement of the dispute but there can be no assurance that it will be able to reach such a settlement on terms acceptable to the Company and the manufacturer. If such a settlement is not reached, a binding arbitration has been scheduled for January 2000. The manufacturer has claimed damages of $10.5 million. If a cash payment is required by the terms of such a settlement and in the event of an adverse arbitration decision requiring a cash payment, the timing of such a payment could materially adversely affect the Company's liquidity and could result in the other effects described in Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 20, 1999, in connection with the Recapitalization, the Company issued 6,000,000 shares of common stock to one of its principal lenders. The Company also issued non-convertible preferred stock to this lender in exchange for $33.0 million of debt.

    In the Recapitalization, the Company issued convertible preferred stock to the Company's largest shareholder and a related entity in exchange for an aggregate of $62.0 million of debt held by those entities on the terms described in Note 2 of the notes to the Company's consolidated financial statements in
Item 1 of this Report. These securities were exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933 as amended.

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

    This Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the management of the Company. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's ability to obtain additional capital resources and/or working capital, the Company's operations and results of operations of the Company and the success of the Company's business and plan, competitive factors and pricing pressures; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; impact of present and future laws; ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies; changes in demographics, economics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description

3.1            Certificate of Designations for Series AA Preferred Stock dated
               July 20, 1999

3.2            Certificate of Designation for Series BB Preferred Stock dated
               July 20, 1999

3.3            Certificate of Designation for Series CC Preferred Stock dated
               July 20, 1999

10.1 Second Amended and Restated Recapitalization Agreement, dated July 20, 1999, by and among Malibu Entertainment Worldwide, Inc., Malibu Centers, Inc., Nomura Asset Capital Corporation, Partnership Acquisition Trust V, MEI Holdings, L.P., and S.Z. Capital, L.P. (incorporated by reference to Amendment No. 21 to the Schedule 13D-1 filed by MEI Holdings on July 20, 1999)

10.2 Registration Rights Agreement, dated July 20, 1999, by and between Malibu Entertainment Worldwide and SZ Capital, L.P. (incorporated by reference to Amendment No. 21 to the Schedule 13D-1 filed by MEI Holdings on July 20, 1999)

10.3 Registration Rights Agreement, dated July 20, 1999, by and between Malibu Entertainment Worldwide and MEI Holdings (incorporated by reference to Amendment No. 21 to the Schedule 13D-1 filed by MEI Holdings on July 20, 1999)

10.4 Registration Rights Agreement, dated July 20, 1999, by and between Malibu Entertainment Worldwide and Nomura Capital Asset Corporation

10.5 Mutual Release between Malibu Entertainment Worldwide, Inc., Malibu Centers, Inc., MEI Holdings, L.P., SZ Capital, L.P. and Nomura Asset Capital Corporation (incorporated by reference to Amendment No. 21 to the Schedule 13D-1 filed by MEI Holdings on July 20, 1999)

27             Financial Data Schedule (for SEC purposes only)


    (b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                       MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                       By:  /s/ R. SCOTT WHEELER
                                            -----------------------------------
                                            R. Scott Wheeler
                                            Chief Financial Officer

November 15, 1999

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NO.            DESCRIPTION
-------        -----------
3.1            Certificate of Designations for Series AA Preferred Stock dated
               July 20, 1999

3.2            Certificate of Designation for Series BB Preferred Stock dated
               July 20, 1999

3.3            Certificate of Designation for Series CC Preferred Stock dated
               July 20, 1999

10.1           Second Amended and Restated Recapitalization Agreement, dated
               July 20, 1999, by and among Malibu Entertainment Worldwide, Inc.,
               Malibu Centers, Inc., Nomura Asset Capital Corporation,
               Partnership Acquisition Trust V, MEI Holdings, L.P., and S.Z.
               Capital, L.P. (incorporated by reference to Amendment No. 21 to the Schedule 13D-1 filed by MEI Holdings on July 20, 1999)

10.2 Registration Rights Agreement, dated July 20, 1999, by and between Malibu Entertainment Worldwide and SZ Capital, L.P.
               (incorporated by reference to Amendment No. 21 to the Schedule
               13D-1 filed by MEI Holdings on July 20, 1999)

10.3 Registration Rights Agreement, dated July 20, 1999, by and between Malibu Entertainment Worldwide and SZ Capital, L.P.
               (incorporated by reference to Amendment No. 21 to the Schedule
               13D-1 filed by MEI Holdings on July 20, 1999)

10.4 Registration Rights Agreement, dated July 20, 1999, by and between Malibu Entertainment Worldwide and Nomura Capital Asset
               Corporation

10.5           Mutual Release between Malibu Entertainment Worldwide, Inc.,
               Malibu Centers, Inc., MEI Holdings, L.P., SZ Capital, L.P. and
               Nomura Asset Capital Corporation (incorporated by reference to
               Amendment No. 21 to the Schedule 13D-1 filed by MEI Holdings on
               July 20, 1999)

27             Financial Data Schedule (for SEC purposes only)

