Form 10-K
period 1999-12-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2000-03-30
CIK 912027

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     At March 24, 2000, there were 57,142,547 shares of the Company's common stock outstanding. The aggregate market value of the 18.8 million common shares held by nonaffiliates of the Company was approximately $8.2 million, based on the closing sales price of common stock as reported by the American Stock Exchange on that date.

                             ---------------------

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's 2000 annual meeting of shareholders, which will be filed prior to April 29, 2000, will be, when so filed, incorporated by reference into Part III hereof to the extent stated therein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CERTAIN FORWARD-LOOKING STATEMENTS

     This Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's ability to obtain additional capital resources and/or working capital, the Company's operations and results of operations of the Company and the success of the Company's business plan, including competitive factors and pricing pressures and ability to complete asset sales; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; the impact of present and future laws; the ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies, and changes in demographics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

ITEMS 1 & 2. BUSINESS AND PROPERTIES

BUSINESS

     The Company owns and operates multiple-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC"), which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms, souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. In 1997, the Company introduced its new SpeedZone(R) concept. SpeedZones are primarily designed for young adults and feature the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's "Top Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The implementation of the SpeedZone concept began in 1997 with the re-development and opening, at the end of June, of the new SpeedZones in Dallas and Los Angeles and a scaled-down version in Atlanta. The Company closed four FECs in 1998 and is anticipating the sale of 5 parks in 2000 that the Company determined did not meet the long-term objectives of the Company. As of March 25, 2000, the Company operated or had ownership interests in 20 FECs and 3 SpeedZones.

PROPERTIES

     At March 25, 2000, the Company owned and operated three SpeedZones and 18 FECs located in eight states. The land for nine FECs and one SpeedZone is owned and the land for nine FECs and two SpeedZones is leased. Lease payments in 1999 under these land leases (which expire on various dates from 2000 to 2022) totaled $4.4 million. The Company has minority ownership interests in two FECs that are owned by limited partnerships. The SpeedZones and 18 Company owned FECs are located in California (3), Florida (3), Georgia (3), Nevada (1), Ohio (2), Oregon (1), South Carolina (1), and Texas (7), generally in large metropolitan areas and the two Partnership FECs are located in Texas and Colorado.

     As of March 25, 2000, the Company and its subsidiaries employed approximately 1025 persons, none of whom was represented by a union.

LIQUIDITY AND CAPITAL RESOURCES; SIGNIFICANT RECENT DEVELOPMENTS

     The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company historically funded its operations and capital expenditures principally through external financing, including financing from its largest shareholder and cash flow from operations. The Company presently expects that it will not have sufficient cash resources to fund its operations after the end of December 2000 unless it is able to generate cash through asset sales or other transactions. Furthermore, the Company will not have sufficient cash resources to fund its debt obligations through June 2000 without selling assets, obtaining other financing or in modifying the terms of its existing indebtedness. Therefore, the Company is seeking to sell certain non-core assets. If the Company is unsuccessful in selling these non-core assets, in obtaining other financing, modifying the terms of its existing indebtedness or, if the proceeds of such sales are significantly less than their recorded value, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or otherwise significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof.

     In December 1999, the Company renegotiated the terms of its line of credit and term revolver which had a total balance of $19.2 million at December 31, 1999. Under the new agreement, the Company's primary lender agreed to advance a total of an additional $4.8 million to the Company, $2.4 million of which was advanced as of December 31, 1999. In addition, the Company is required to maintain certain earnings thresholds as well as other loan covenants. Furthermore, the Company is required to pay down the primary lender's note balance to $10 million by June 30, 2000. Under certain conditions, including that the Company has contracted to sell certain assets on terms acceptable to the lender, the pay down may be extended to August 31, 2000.

     In December 1999, in connection with the negotiated agreement with the Company's primary lender, the Company adopted a plan to sell certain non-core assets. The Company expects to use the proceeds to pay down the line of credit and term loan revolver. As such, the Company transferred six properties to assets held for sale which the Company expects to sell in fiscal year 2000. The book value of the assets held for sale at December 31, 1999 is $14.8 million. The Company intends to operate these properties while actively pursuing alternatives for their sale. The six properties moved to assets held for sale had revenues of $6.9 million, $7.9 million and $7.0 million and earnings before interest, taxes, depreciation and amortization of $0.6 million, $0.2 million and $(0.5) million for the years ended December 31, 1999, 1998 and 1997, respectively.

     On February 17, 2000, the Company sold its McAllen, Texas location for a profit participation based on future income earned at the location for the next 5 years. Substantially all of the assets were transferred to the new owner. In March 2000, the Company entered into an agreement to sell four properties that it determined to be non-core assets. The net proceeds of the sale, which, if completed, would be used to pay down the lender's note. The sale agreement is subject to customary closing conditions, such as the buyer's satisfaction with its due diligence review. There can be no assurance that the sale transaction will close or as to the timing of such transaction.

     At December 31, 1999, the Company had $19.8 million of current assets (including $1.9 million of unrestricted cash) and $19.1 million of current liabilities (including $9.7 million of current debt); or working capital of $0.7 million (compared to negative working capital of $39.2 million at December 31, 1998, which amount included $0.2 million of unrestricted cash). As of December 31, 1999, the Company's total shareholder's equity was $24.0 million, compared to a negative $12.7 million at December 31, 1998.

     The Company's principal uses of cash during the year were to fund operations ($4.5 million) and capital investment ($6.0 million). The Company financed its operations during 1999 through a combination of $0.2 million of unrestricted cash on hand as of the beginning of the year, debt financings provided by an entity related to the Company's largest shareholder and outside financing ($10.9 million in the aggregate) and the sale of a property held for sale for proceeds of $0.7 million.

     On July 20, 1999 the Company completed its previously announced recapitalization and the land sale and leaseback transaction (together, the "Recapitalization") relating to its Willowbrook, Texas and Puente Hills, California entertainment parks (the "Sale and Leaseback").

     The principal components of the Recapitalization were as follows

     - Repayment of $11.4 million to one of the Company's principal lenders. $9.1 million of the $11.4 million came from the proceeds of the Sale and Leaseback with the balance being provided by an entity related to the Company's largest shareholder.

     - This lender, which held $21.4 million of secured debt of a subsidiary of the Company and $21.0 million of other indebtedness advanced through the Company's largest shareholder as an accommodation to the Company, also exchanged the remaining $33.0 million of debt (including $2.0 million of accrued interest) for non-convertible preferred stock of the Company. The lender also received 6,000,000 of the Company's common shares. If the Company has not redeemed the non-convertible preferred stock by December 31, 2000, the lender will be entitled to an additional 2,000,000 of the Company's common shares plus 4,000,000 of common shares from the Company's largest shareholder.

     - The elimination of $500,000 per month principal amortization payment under the Company's debt to its next largest lender that would have been payable had the Recapitalization not been completed.

     - Conversion of $50.0 million of debt (including $8.0 million of accrued interest) to the Company's largest shareholder into preferred stock of the Company that is convertible into Company common stock at any time at $2.50 per common share. In addition, $12.0 million of debt (including $400,000 of accrued interest) to an entity related to the Company's largest shareholder was converted into preferred stock of the Company which is convertible into Company common stock at any time after September 30, 2000 at a per common share price of the lower of $2.50 or 120% of market at the time of conversion. This convertible preferred stock has the right to vote with the Company common stock on a "as converted" basis.

     In addition, an entity related to the Company's largest shareholder purchased, $2.8 million of additional shares of preferred stock of the Company. That entity and the Company's largest shareholder have the right, but not the obligation, to purchase up to $4.5 million worth of additional shares of preferred stock of the Company.

     The Company's total indebtedness was reduced by $106.4 million (including accrued interest) in the Recapitalization.

     During the fourth quarter of 1999, the Company renegotiated the terms of its Top Eliminator contract. Under the amended contract, the Company made a payment of $1,100,000 and issued stock worth $1,500,000 to pay for completed work in process. No future lane purchases are required.

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

ITEM 3. LEGAL PROCEEDINGS

     Due to the nature of the attractions at the Company's parks, the Company has been, and will likely continue to be, subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages. The Company is also from time to time a party to other claims and legal proceedings, and is subject to environmental, zoning and other legal requirements. As of the date of this report, the Company does not believe that any such matter is reasonably likely to have a material adverse effect on the

Company's financial position or results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

INFORMATION RELATING TO COMMON STOCK

     The Company's common stock is traded on the American Stock Exchange ("AMEX") under the symbol "MBE". The following table indicates for each calendar quarter in 1999 and 1998 the high and low reported closing sale prices for the Company's common stock during the prior two calendar years:

                                                              HIGH     LOW
                                                              -----   -----
1999
  Fourth Quarter............................................  $1.00   $0.17
  Third Quarter.............................................  $1.44   $0.50
  Second Quarter............................................  $1.56   $1.25
  First Quarter.............................................  $1.94   $1.00
1998
  Fourth Quarter............................................  $2.56   $0.93
  Third Quarter.............................................  $3.43   $1.75
  Second Quarter............................................  $4.06   $1.62
  First Quarter.............................................  $4.43   $3.00

     As of March 24, 2000, there were approximately 174 holders of record of the Company's common stock.

     The Company has not paid dividends on its common stock since prior to its initial public offering and does not intend to pay regular dividends on its common stock in the foreseeable future. The payment of dividends is restricted by credit instruments to which the Company is a party.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED                          THREE MONTHS
                                 ---------------------------------------------------------      ENDED        YEAR ENDED
                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                     1999           1998           1997           1996         1995(1)          1995
                                 ------------   ------------   ------------   ------------   ------------   -------------
STATEMENT OF OPERATIONS DATA:
Operating revenues.............    $ 42,286       $ 45,456       $ 44,607       $ 37,430        $6,754         $46,207
Operating expenses(2)..........      93,786         64,014         95,089         77,239        10,417          47,765
Operating loss.................     (51,500)       (18,558)       (50,482)       (39,809)       (3,663)         (1,558)
Interest expense...............       7,226         14,838          6,185          6,579         2,754           4,108
Loss before other income
  (expenses)...................     (58,726)       (33,396)       (56,667)       (46,388)       (6,417)         (5,666)
Other (expenses) income........         (84)          (767)        (2,597)         1,648          (680)          1,514
(Provision) benefit for income
  taxes........................         -0-            -0-            -0-         (2,184)        2,692           1,310
Net loss.......................     (58,810)       (34,386)       (59,303)       (47,633)       (4,494)         (3,201)
Basic and diluted loss per
  share of common stock........    $  (1.26)      $  (0.71)      $  (1.41)      $  (2.91)       $(0.77)        $ (0.53)
Weighted average shares of
  common stock outstanding.....      49,357         48,457         41,960         17,407         8,375           7,720

                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                1999           1998           1997           1996           1995
                                            ------------   ------------   ------------   ------------   -------------
BALANCE SHEET DATA:
Working capital...........................    $   762        $(39,231)      $ (1,824)      $ 16,210       $ (8,253)
Total assets..............................     61,001         117,431        135,350        122,097        101,139
Long-term obligations, excluding current
  Portion.................................     12,617          83,717         95,733         25,538         15,545
Convertible subordinated debentures.......        -0-             -0-            -0-         16,521         14,150
Total liabilities.........................     36,957         130,153        114,614         57,088         51,702
Total shareholders' equity................    $24,044        $(12,722)      $ 20,736       $ 64,231       $ 48,059

---------------

(1) Represents a three-month period because during 1995 the Company changed its fiscal year end to December 31st.

(2) Operating expenses include non-recurring charges including losses on impairment of assets and write downs of investments in limited partnerships of $44.5 million and $0 million, respectively, for the year ended December 31, 1999; $0.1 million and $0 million, respectively, for the year ended December 31, 1998, $20.9 million and $0.6 million, respectively, for the year ended December 31, 1997, and $21.0 million and $2.6 million, respectively, for the year ended December 31, 1996. In 1998, the Company recorded a $1.7 million charge for provision against accounts receivable from partnerships. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other non-recurring charges.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For discussion of the Company's liquidity and capital resources and significant recent developments, see "Liquidity and Capital Resources; Significant Recent Developments" under Items 1 and 2 of this Report.

  Noncomparability

     In January 1999, the Company sold one property held for sale for proceeds of $0.7 million and recorded a gain of $0.2 million. As of December 31, 1999, the Company is holding seven properties for sale that have an aggregate book value of $14.8 million. Six of these properties were transferred to assets held for sale in 1999.

     In 1999, the Company completed a recapitalization and land sale and leaseback transaction relating to its Willowbrook, Texas and Puente Hills, California parks. The Company's total indebtedness was reduced by $106.4 million. See "Significant Recent Developments" under Items 1 and 2 of this Report. In addition, in 1999, the Company recorded a $44.5 million charge for impairment of assets. In 1998, the Company closed four FECs and recorded a $0.1 million charge for impairment of assets and a provision of an allowance for accounts receivable from partnerships of $1.7 million.

     Among other transactions and actions during 1997, the Company launched the SpeedZone concept with the opening of three new SpeedZones mid-year, closed four FECs, disposed of 12 FECs, recorded a $20.9 million charge for impairment of assets, recorded a $0.6 million write down of investments in limited partnerships and a $2.4 million charge for relocation of its corporate headquarters, recorded a charge of $1.9 million for environmental remediation costs and issued 19.4 million shares of common stock upon conversion of certain convertible debt securities.

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

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR DECEMBER 1998

  Net Loss

     The Company had a net loss to common shareholders of $62.2 million ($1.26 per common share) in 1999 as compared to a net loss of $34.4 million ($0.71 per common share) in the comparable period in the prior year. All per share amounts in the foregoing are calculated on a diluted basis. The net loss for 1999 included a $44.5 million charge under Statement of Financial Accounting Standards No. 121 ("SFAS121") for impairment of assets and adjustments in carrying values. The writedown consists of $14.5 million on assets that the Company intends to sell in 2000, and $30.0 million on assets the Company intends to continue to operate. Included in the writedown was $33.1 million on the three SpeedZone locations due to revaluation of the estimated future cash flows which was below the recorded net book value.

  Operating Revenues

     Entertainment revenue decreased by $2.7 million (or 6%) in 1999 from $44.3 million to $41.6 million. The decrease in revenue is primarily due to the decrease in entertainment revenue from the FECs that were closed in 1998 ($1.7 million) and less advertising/marketing expenditures in 1999 which resulted in a general decrease in customer traffic.

  Operating Expenses

     Total 1999 operating expenses were $93.8 million, an increase of $29.8 million or 47% over 1998. The increase in operating expenses is primarily due to an increase in the loss due to impairment of assets which is offset by decreases in entertainment expenses, general and administration, and depreciation and amortization. This is described in detail below.

     Entertainment expenses decreased by $7.6 million (or 18%) from $43.2 million to $35.6 million. This was due to better aligning payroll with revenue and staff reductions ($4.3 million), reductions in other operating costs and decreases in expenses from the FECs that were closed in 1998 ($1.4 million). The principal categories of entertainment expenses were cost of goods sold ($5.5 million in 1999 compared to $5.6 million in 1998), payroll ($14.0 million in 1999 compared to $18.3 million in 1998), repairs and maintenance ($3.0 million in 1999 compared to $3.4 million in 1998), facilities operating and utilities expense ($4.2 million in 1999 compared to $5.3 million in 1998), advertising ($2.5 million in 1999 compared to $3.2 million in 1998), corporate expenses ($2.5 in 1999 compared to $3.6 million in 1998), and rent ($3.9 million in 1999 compared to $3.8 million in 1998).

     General and administrative expenses decreased $3.5 million (or 43%), primarily as a result of a reduction in operating expenses ($0.6 million) and reduction in fixed expenses ($2.6 million).

     Depreciation and amortization decreased by $1.6 million due principally to acceleration of game depreciation in 1998.

     During 1999 and 1998, the Company recognized a loss due to impairment of assets of $44.5 million and $0.1 million, respectively, principally as a result of adjustments to the carrying value of assets resulting from the determination that the carry value of certain assets was higher than their undiscounted expected future cash flows. (See Note 5 of the consolidated financial statements contained elsewhere in this report.)

  Other (Expenses)/Income

     Interest expense decreased by $7.6 million, as compared to the prior year due to the recapitalization described in Note 2 of the notes to the Company's consolidated financial statements appearing in Item 1 of this Report.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

  Net Loss

     The Company's operations resulted in a net loss of $34.4 million ($.71 per share) for the year ended December 31, 1998 as compared to a net loss of $59.3 million ($1.41 per share) for the year ended December 31, 1997.

     The net loss for 1998 included a $0.1 million charge under SFAS121 for impairment of assets and adjustments in carrying values. In addition, during 1998, the Company recorded a provision for accounts receivable from partnerships of $1.7 million. In 1997, the Company recorded a charge totaling $21.5 million under SFAS121. In 1997, the net loss also included another $4.3 million of non-recurring charges associated with increases in environmental reserves and relocation of the Company's headquarters.

  Operating Revenues

     Entertainment revenues increased by $0.8 million or 2%, to $44.3 million for 1998 from $43.5 million for 1997. The increase in entertainment revenues was due to an increase in revenues from the three SpeedZones which were open the entire year ($4.4 million), offset by a decrease in entertainment revenues from operating FECs ($0.4 million) and from the FECs which were closed in 1998 ($3.2 million).

  Operating Expenses

     Total 1998 operating expenses were $64.0 million, a decrease of $31.1 million, or 33%, over 1997.

     Entertainment expenses decreased by $8.6 million, or 17%, to $43.2 million for 1998 from $51.8 million for 1997. The decrease was primarily a result of reducing payroll consistent with associated revenue levels, reductions in advertising expenses in 1998, grand opening costs incurred in 1997 for the redeveloped SpeedZones and decreases in expenses from the FECs that were sold or closed in 1998. The principal categories of entertainment expenses were cost of goods sold ($5.6 million in 1998 compared to $6.2 million in 1997), payroll ($18.3 million in 1998 compared to $18.9 million in 1997), repairs and maintenance ($3.4 million in 1998 compared to $3.3 million in 1997), facilities operating and utilities expense ($5.3 million in 1998 compared to $7.0 million in 1997), advertising($3.2 million in 1998 compared to $5.7 million in 1997), corporate expenses ($3.6 million in 1998 compared to $3.6 million in 1997) and rent and other expenses ($3.8 million in 1998 compared to $7.1 million in 1997).

     General and administrative expenses decreased $1.1 million, or 12%, to $8.1 million from $9.2 million for 1997 primarily as a result of a reduction in professional fees associated with the development of the SpeedZone concept.

     Depreciation and amortization expense increased by $0.2 million to $10.2 million primarily due to a full year's depreciation for the Company's three SpeedZones and for games purchased in the latter part of 1997, offset by reduced depreciation on closed parks.

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

AMEX LISTING REQUIREMENTS

     The Company's common shares are listed for trading on AMEX. Based on its historical results of operations, the Company has been notified that it does not currently meet the published guidelines of the AMEX for continued listing. However, as discussed above, the Company's completed Recapitalization and generation of cash through sales of non-core assets are intended to improve the Company's financial position and results of operations. Accordingly, the Company has requested that AMEX continue to list the Company's common shares for trading. There can be no assurance that the AMEX will continue the Company's listing.

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

IMPACT OF YEAR 2000 ISSUES

     The Company was required to modify or replace portions of its computer software and certain hardware so that those systems would properly utilize dates beyond December 31, 1999. The cost of those modifications and replacements is described below. With modifications or replacements of existing software and certain hardware, the Company was not materially adversely affected by the year 2000 issues.

     The Company relies on a significant number of computer programs and computer technologies (collectively, "IT") and non-IT systems for its key operations, including point of sales systems, race car timing and safety systems and finance and various administrative functions. The Company engaged a year 2000 consultant to evaluate the systems and prepare a plan for addressing compliance, which was completed during 1998.

     The consultant requested confirmation from all vendors of their products' status relative to year 2000 compliance. The consultant reviewed the Company's systems and provided a report to the Company identifying information, compliance requirements and criticality of each system. As of December 31, 1999, one hundred percent of all mission critical systems were upgraded and tested for compliance. Additionally, the initial cost projections for compliance were reduced from $300,000 to approximately $40,000 due primarily to cost savings on hardware, projected travel expenses, the reduction of the number of parks to refit and reduction in installation fees by using in-house personnel. Costs incurred were $40,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

     A portion of the Company's long-term debt bears interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Consolidated Financial Statements, which are incorporated herein by reference. At December 31, 1999, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the terms and outstanding amounts of the Company's borrowings at December 31, 1999, the Company has determined that there is no material interest rate risk exposures to the Company's financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's Consolidated Financial Statements contained in this Report and is incorporated herein by reference. Specific financial information can be found at the pages listed in the following index:

                       ITEM                              PAGE NO.
                       ----                          ----------------
Report of Independent Public Accountants...........               F-1
Consolidated Balance Sheets........................               F-2
Consolidated Statement of Operations...............               F-3
Consolidated Statement of Cash Flows...............               F-4
Consolidated Statement of Changes in Shareholders'
  Equity...........................................               F-5
Notes to Consolidated Financial Statements.........  F-6 through F-22

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2000 (the "Proxy Statement") and is incorporated herein by reference.

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

     In the recapitalization, the Company issued convertible preferred stock to the Company's largest shareholder and a related entity in exchange for an aggregate of $62.0 million of debt held by those entities on the terms described in Note 2 of the notes to the Company's consolidated financial statements in
Item 1 of this Report. These securities were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 as amended.

     In December 1999, the Company agreed to issue 4,633,922 shares of common stock in connection with a settlement with the manufacturer of its Top Eliminator(R) attraction relating to past and future orders of the attraction. These shares were issued in February 2000 and were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 as amended.

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

          3. Exhibits: The following exhibits are filed herewith:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
           3.2           -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
           3.3           -- Certificate of Designations for Series AA Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q
           3.4           -- Certificate of Designation for Series BB Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q
           3.5           -- Certificate of Designation for Series CC Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q
           4.1           -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
           4.2           -- Form of Warrant (incorporated by reference to the
                            Company's 1993 10-K)
           4.3           -- Preferred Stock Designations (incorporated by reference to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996 (the "1996 10-K"))
          10.1           -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))
          10.2           -- 1993 Company Non-employee Director Stock Option Plan with
                            Form of option agreement (incorporated by reference to
                            the Registration Statement)
          10.3           -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            The 1997 Annual Meeting Of Shareholders)
          10.4           -- Promissory Note, dated June 30, 1993, in the principal
                            Amount of $6,150,000 in favor of M.B. Seretean
                            (incorporated by reference to the Registration Statement)
          10.5           -- Consolidated Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
          10.6           -- Amendment Nos. 1, 2, 3, 4, 5, 6, 7 and 8 to the
                            Consolidated, Amended and Restated Loan Security, dated
                            August 22, 1996, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998)
          10.7           -- Warrant, dated August 28, 1996, by the Company
                            (incorporated by reference to MEI Holdings' 1996 13D-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.8           -- Registration Rights Agreement, dated August 28, 1996,
                            between the Company and MEI Holdings (incorporated by
                            reference to MEI Holdings' 1996 13D-1)
          10.9           -- Agreements, dated August 28, 1996, between the Company
                            and L. Scott Demerau and the Company and Julia E. Demerau
                            (incorporated by reference to the 1996 8-K)
          10.10          -- Loan Agreement, dated as of June 27, 1997, between Malibu
                            Centers, Inc. and Nomura Asset Capital Corporation
                            ("Nomura") (incorporated by reference to the 2nd Q 1997
                            10-Q)
          10.11          -- Promissory Note by Malibu Centers, Inc. in favor of
                            Nomura for $21,390,375 (incorporated by reference to the
                            2nd Q 1997 10-Q)
          10.12          -- Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (incorporated by reference to the 2nd Q 1997
                            10-Q)
          10.13          -- Recapitalization Agreement, dated March 1, 1999, between
                            Nomura Asset Capital Corporation, the Company, Malibu
                            Centers, Inc., MEI Holdings and SZ Capital (incorporated
                            by reference to Amendment No. 19 to the Schedule 13D-1
                            filed by MEI Holdings on March 10, 1999)
          10.14          -- Second Amended and Restated Subordination Agreement,
                            dated as of January 20, 1999, among MEI Holdings, the
                            Company and Foothill Capital Corporation (incorporated by
                            reference to Amendment No. 18 to the Schedule 13D-1 filed
                            by MEI Holdings on February 22, 1999 (the "MEI Holdings'
                            Feb 1999 13D-1"))
          10.15          -- Third Amended and Restated Subordinated Convertible
                            Promissory Note by the Company in favor of MEI Holdings,
                            in the amount of $65,000,000 (incorporated by reference
                            to the MEI Holdings' Feb 1999 13D-1)
          10.16          -- Subordination Agreement, dated as of November 16, 1998, among SZ Capital, the Company and Foothill Capital
                            Corporation (incorporated by reference to MEI Holdings'
                            Feb 1999 13D-1)
          10.17          -- Registration Rights Agreement, dated as of November 16,
                            1998, between the Company and SZ Capital (incorporated by
                            Reference to the MEI Holdings' Feb 1999 13D-1)
          10.18          -- Second Amended and Restated Recapitalization Agreement,
                            dated July 20, 1999, by and among Malibu Entertainment
                            Worldwide, Inc., Malibu Centers, Inc., Nomura Asset
                            Capital Corporation, Partnership Acquisition Trust V, MEI
                            Holdings, L.P., and S.Z. Capital, L.P., (incorporated by
                            reference to Amendment No. 21 to the Schedule 13D-1 filed
                            by MEI Holdings on July 20, 1999) (incorporated by
                            reference to the 1999 Third Quarter 10-Q)
          10.19          -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and SZ
                            Capital, L.P. (incorporated by reference to Amendment No.
                            21 to the Schedule 13D-1 filed by MEI Holdings on July
                            20, 1999) (incorporated by reference to the 1999 Third
                            Quarter 10-Q)
          10.20          -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and MEI
                            Holdings (incorporated by reference to Amendment No. 21
                            to the Schedule 13D-1 filed by MEI Holdings on July 20,
                            1999) (incorporated by reference to the 1998 Third
                            Quarter 10-Q)
          10.21          -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and Nomura
                            Capital Asset Corporation (incorporated by reference to
                            the 1999 Third Quarter 10-Q)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.22          -- Mutual Release between Malibu Entertainment Worldwide,
                            Inc., Malibu Centers, Inc., MEI Holdings, L.P., SZ
                            Capital, L.P. and Nomura Asset Capital Corporation
                            (incorporated by reference to Amendment No. 21 to the
                            Schedule 13D-1 filed by MEI Holdings on July 20, 1999
                            (incorporated by reference to the 1999 Third Quarter
                            10-Q)
          10.23          -- Agreement dated February 21, 2000 between the Company and
                            Scott and Julia Demerau (filed herewith)
          10.24          -- Amendment Number Nine to Consolidated Amended and
                            Restated Loan and Security Agreement, dated December 21,
                            1999, between the Company and Foothill Capital
                            Corporation (filed herewith)
          10.25          -- Amendment Number Ten to Consolidated Amended and Restated
                            Loan and Security Agreement, dated February 9, 2000,
                            between the Company and Foothill Capital Corporation
                            (filed herewith)
          10.26          -- Amendment Number Eleven to Consolidated Amended and
                            Restated Loan and Security Agreement, dated March 22,
                            2000, between the Company and Foothill Capital
                            Corporation (filed herewith)
          21             -- Subsidiaries (filed herewith)
          24             -- Powers of Attorney (filed herewith)
          27             -- Financial Data Schedule (for SEC purposes only)

     (b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

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

                                          MALIBU ENTERTAINMENT WORLDWIDE, INC.

                                        By:       /s/ R. SCOTT WHEELER
                                           -------------------------------------
                                                     R. Scott Wheeler
                                                  Chief Financial Officer

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 1999.

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

* The undersigned, by signing his name hereto, does sign and execute this Report pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith:

By:     /s/ R. SCOTT WHEELER
    --------------------------------
            R. Scott Wheeler
            Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Malibu Entertainment Worldwide, Inc.:

     We have audited the accompanying consolidated balance sheets of Malibu Entertainment Worldwide, Inc. (a Georgia corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malibu Entertainment Worldwide, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations and has current maturities of debt obligations in amounts greater than its present cash resources, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
February 25, 2000

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
                                          ASSETS

Current
  Cash and cash equivalents.................................  $   1,873,074   $     237,336
  Restricted cash...........................................      1,527,493       1,388,396
  Inventories...............................................      1,066,042       1,153,923
  Current portion of notes receivable.......................         25,436          17,000
  Assets held for sale......................................     14,771,621       1,615,217
  Prepaid expenses..........................................        553,545       1,007,459
                                                              -------------   -------------
         Total current assets...............................     19,817,211       5,419,331
                                                              -------------   -------------
Property and equipment, less accumulated depreciation.......     38,915,251     108,843,304
                                                              -------------   -------------
Other noncurrent
  Investments in and advances to limited partnerships.......        188,986         335,836
  Notes receivable..........................................             --          26,405
  Other assets..............................................        152,341         154,965
  Debt issuance costs, less accumulated amortization........      1,145,009       1,655,784
  Intangible assets, less accumulated amortization..........        782,076         995,365
                                                              -------------   -------------
         Total other noncurrent assets......................      2,268,412       3,168,355
                                                              -------------   -------------
                                                              $  61,000,874   $ 117,430,990
                                                              =============   =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of notes payable..........................  $   9,726,776   $  22,182,802
  Current portion of notes payable to shareholder...........             --       8,000,000
  Accounts payable..........................................      2,353,195       4,249,065
  Accrued expenses..........................................      6,363,829       9,406,008
  Accrued expenses related to assets held for sale..........        610,902         812,152
                                                              -------------   -------------
         Total current liabilities..........................     19,054,702      44,650,027
Noncurrent liabilities
  Line of credit............................................      7,500,000       7,500,000
  Term loan revolver........................................      2,500,000      10,000,000
  Notes payable to shareholder..............................             --      57,809,603
  Notes payable.............................................      2,616,666       3,012,691
  Accrued interest due to shareholder.......................             --       5,394,524
  Dividends on preferred stock..............................      3,383,475              --
  Other accrued expenses....................................      1,901,784       1,785,811
                                                              -------------   -------------
         Total liabilities..................................     36,956,627     130,152,656
                                                              -------------   -------------
Commitments and contingencies
Shareholders' equity
  Preferred stock, 6,000,000 shares authorized with no par
  value; $100,000 liquidation value
    Series AA, 5,000 shares authorized; 143.71
     outstanding............................................     14,370,897              --
    Series BB, 5,000 shares authorized; 327.12
     outstanding............................................     26,711,089              --
    Series CC, 5,000 shares authorized; 500.58
     outstanding............................................     50,058,192              --
    Series F, 2,700,000 authorized; none outstanding
    Series G, 213,551 authorized; none outstanding
  Common stock, 100,000,000 shares authorized with no par
    value; 57,142,547 and 46,508,625 shares issued and
    outstanding.............................................    145,745,010     136,386,360
  Outstanding warrants......................................        435,100       1,974,600
  Accumulated deficit.......................................   (213,276,041)   (151,082,626)
                                                              -------------   -------------
         Total shareholders' equity.........................     24,044,247     (12,721,666)
                                                              -------------   -------------
                                                              $  61,000,874   $ 117,430,990
                                                              =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                        ENDED          ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
OPERATING REVENUES
Entertainment revenue..............................  $ 41,601,482   $ 44,267,680   $ 43,523,933
Other..............................................       684,949      1,188,659      1,083,545
                                                     ------------   ------------   ------------
          Total operating revenues.................    42,286,431     45,456,339     44,607,478
                                                     ------------   ------------   ------------
OPERATING EXPENSES
Entertainment expenses.............................    35,585,738     43,157,091     51,837,953
General and administrative expenses................     4,610,272      8,131,576      9,248,877
Other expenses.....................................       522,626        690,247        632,402
Depreciation and amortization......................     8,577,851     10,181,821      9,995,090
Provision for loss due to impairment of assets.....    44,489,935        127,073     20,869,962
Provision for allowance for accounts receivable
  from partnerships................................            --      1,726,363             --
Provision for environmental costs..................            --             --      1,900,000
Provision for loss on investments in limited
  partnerships.....................................            --             --        604,957
                                                     ------------   ------------   ------------
          Total operating expenses.................    93,786,422     64,014,171     95,089,241
                                                     ------------   ------------   ------------
Operating loss.....................................   (51,499,991)   (18,557,832)   (50,481,763)
OTHER (EXPENSE) INCOME
Interest expense...................................    (7,226,186)   (14,838,193)    (6,184,502)
Interest income....................................        68,600         91,306        608,570
Office closing expense.............................            --             --     (2,410,000)
Other, net.........................................      (152,363)      (858,369)      (795,576)
                                                     ------------   ------------   ------------
Loss before provision for income taxes and
  extraordinary item...............................   (58,809,940)   (34,163,088)   (59,263,271)
Equity in net losses of limited partnerships, net
  of tax of $0.....................................            --       (223,159)       (39,240)
                                                     ------------   ------------   ------------
Net loss...........................................  $(58,809,940)  $(34,386,247)  $(59,302,511)
                                                     ============   ============   ============
NET LOSS APPLICABLE TO COMMON STOCK
Net loss...........................................  $(58,809,940)  $(34,386,247)  $(59,302,511)
  Less: Preferred stock dividends..................     3,383,475             --             --
                                                     ------------   ------------   ------------
Net loss applicable to common stock................  $(62,193,415)  $(34,386,247)  $(59,302,511)
                                                     ============   ============   ============
Basic and diluted loss per share of common stock...  $      (1.26)  $      (0.71)  $      (1.41)
                                                     ============   ============   ============
Weighted average number of shares of common stock
  used in calculating net loss per share...........    49,356,864     48,457,099     41,959,558
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                                 ENDED          ENDED          ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(58,809,940)  $(34,386,247)  $(59,302,511)
Adjustments to reconcile net loss to net cash used in
  operating activities
Equity in net loss of limited partnerships..................            --        223,159         39,240
Increase in allowance for doubtful accounts.................            --      1,726,363        244,502
Depreciation and amortization...............................     8,577,851     10,181,821      9,995,090
Interest expense associated with amortization of loan
  costs.....................................................       910,775      4,141,012      1,337,411
Realized loss on securities/investments in affiliates.......            --             --        604,957
(Gain) loss on sales or write-off of property and
  equipment.................................................       (81,563)     1,218,938        845,135
Loss on impairment of assets................................    44,489,935        127,073     20,869,962
Decrease (increase) in inventories..........................        87,881        822,601       (676,873)
Decrease in prepaid expenses................................       456,538         21,327        162,063
Increase in intangible assets...............................            --         (8,173)      (113,653)
(Decrease) increase in accounts payable.....................    (1,895,870)    (1,374,842)     3,269,084
(Decrease) increase in accrued expenses.....................    (1,471,464)        68,936      2,819,905
Decrease in accrued expenses related to assets held for
  sale......................................................      (201,250)      (261,562)      (571,647)
Increase in accrued interest due to shareholder.............     3,409,899      4,299,743      1,094,781
                                                              ------------   ------------   ------------
Cash used in operating activities...........................    (4,527,208)   (13,199,851)   (19,382,554)
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (5,968,456)    (8,064,181)   (63,210,827)
Proceeds from sales of property and equipment...............     9,967,171      1,568,287      4,491,247
Increase in notes receivable................................            --             --        (68,750)
Principal payments under notes receivable...................        17,969         78,345        147,049
Increase in restricted cash.................................      (139,097)       (85,672)      (336,649)
Decrease (increase) in investments in limited
  partnerships..............................................       146,850       (104,948)      (652,710)
                                                              ------------   ------------   ------------
Cash used in investing activities...........................     4,024,437     (6,608,169)   (59,630,640)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
Proceeds from borrowings....................................    10,859,182     17,507,938     73,657,630
Payments of borrowings......................................   (12,936,042)    (1,020,501)    (4,502,733)
Increase in debt issuance costs.............................      (400,000)    (2,641,270)    (2,317,638)
Decrease in subscription receivable.........................            --             --     16,076,260
Decrease (increase) in interest on notes receivable for
  employees.................................................            --        533,346       (418,076)
Issuance of preferred stock.................................     2,796,219             --             --
Issuance of common stock....................................     1,819,150        395,000             --
Payment of guaranteed stock values..........................            --             --       (777,861)
Purchase and cancellation of common stock...................            --             --        (17,280)
                                                              ------------   ------------   ------------
Cash provided by financing activities.......................     2,138,509     14,774,513     81,700,302
                                                              ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents............     1,635,738     (5,033,507)     2,687,108
Cash and cash equivalents, beginning of year................       237,336      5,270,843      2,583,735
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year......................  $  1,873,074   $    237,336   $  5,270,843
                                                              ============   ============   ============
NON-CASH ITEMS:
Dividends on preferred stock................................  $  3,383,475             --             --
Conversion of debt and accrued interest to equity...........  $ 94,343,959             --             --

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                      PREFERRED STOCK                                 TOTAL
                            --------------------------------------------------------------------    PREFERRED        COMMON
                             SERIES AA     SERIES BB     SERIES CC      SERIES F      SERIES G        STOCK          STOCK
                            -----------   -----------   -----------   ------------   -----------   ------------   ------------
Balance, December 31,
  1996....................                                              22,700,000     4,826,260     27,526,260     97,062,239
  Issuance of common
    stock.................                                                                                             556,000
  Interest on notes
    receivable from
    Employees.............
  Purchase of stock from
    employees.............                                                                                            (808,784)
  Stock issuance costs....
  Subordinated debt
    converted.............                                              15,671,322                   15,671,322        850,000
  Conversion of preferred
    stock.................                                             (38,371,322)   (4,826,260)   (43,197,582)    43,197,582
  Termination of
    warrants..............                                                                                             355,000
  Net loss................
                            -----------   -----------   -----------   ------------   -----------   ------------   ------------
Balance, December 31,
  1997....................                                                                                         141,212,037
  Issuance of common
    stock.................                                                                                             395,000
  Interest on notes
    receivable from
    Employees.............
  Purchase of stock from
    employees.............                                                                                          (5,331,177)
  Expiration of
    warrants..............                                                                                             110,500
  Net loss................
                            -----------   -----------   -----------   ------------   -----------   ------------   ------------
Balance, December 31,
  1998....................                                                                                         136,386,360
  Issuance of common
    stock.................                                                                                           7,500,000
  Issuance of preferred
    stock.................   14,370,897    26,711,089    50,058,192
  Expiration of
    warrants..............                                                                                           1,539,500
  Dividends...............
  Compensation costs......                                                                                             319,150
  Net Loss................
                            -----------   -----------   -----------   ------------   -----------   ------------   ------------
Balance, December 31,
  1999....................  $14,370,897   $26,711,089   $50,058,192   $              $             $              $145,745,010
                            ===========   ===========   ===========   ============   ===========   ============   ============

                                             NOTES
                                          RECEIVABLE
                            OUTSTANDING      FROM        ACCUMULATED
                             WARRANTS      EMPLOYEES       DEFICIT         TOTAL
                            -----------   -----------   -------------   ------------
Balance, December 31,
  1996....................   2,440,100     (5,681,951)    (57,115,369)    64,231,279
  Issuance of common
    stock.................                   (556,000)                            --
  Interest on notes
    receivable from
    Employees.............                   (418,076)                      (418,076)
  Purchase of stock from
    employees.............                    791,504                        (17,280)
  Stock issuance costs....                                   (278,499)      (278,499)
  Subordinated debt
    converted.............                                                16,521,322
  Conversion of preferred
    stock.................                                                        --
  Termination of
    warrants..............    (355,000)                                           --
  Net loss................                                (59,302,511)   (59,302,511)
                            -----------   -----------   -------------   ------------
Balance, December 31,
  1997....................   2,085,100     (5,864,523)   (116,696,379)    20,736,235
  Issuance of common
    stock.................                                                   395,000
  Interest on notes
    receivable from
    Employees.............                    533,346                        533,346
  Purchase of stock from
    employees.............                  5,331,177
  Expiration of
    warrants..............    (110,500)
  Net loss................                                (34,386,247)   (34,386,247)
                            -----------   -----------   -------------   ------------
Balance, December 31,
  1998....................   1,974,600                   (151,082,626)   (12,721,666)
  Issuance of common
    stock.................                                                 7,500,000
  Issuance of preferred
    stock.................                                                91,140,178
  Expiration of
    warrants..............  (1,539,500)                                           --
  Dividends...............                                 (3,383,475)    (3,383,475)
  Compensation costs......                                                   319,150
  Net Loss................                                (58,809,940)   (58,809,940)
                            -----------   -----------   -------------   ------------
Balance, December 31,
  1999....................  $  435,100    $             $(213,276,041)  $ 24,044,247
                            ===========   ===========   =============   ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Malibu Entertainment Worldwide, Inc. (the "Company") owns and operates multi-attraction entertainment centers. The Company's original concept was the family entertainment center ("FEC") which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms, souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. In 1997, the Company introduced its new SpeedZone concept. SpeedZones are primarily designed for young adults and feature the Company's Malibu Grand Prix racing attraction, go-kart-type racing attractions and the Company's new "Top Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. The implementation of the SpeedZone concept began in 1997 with the re-development and opening, at the end of June, of the new SpeedZones in Dallas and Los Angeles, and a scaled-down version in Atlanta. The Company closed four FECs that the Company determined did not meet the long-term objectives of the Company during 1998. Additionally, in 1999, the Company determined that another six properties did not meet the long-term objectives of the Company and as such moved these properties to assets held for sale. As of March 25, 2000, the Company owned, leased or had ownership interests in 20 traditional FECs and three SpeedZones.

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

  Property and Equipment

     Property and equipment is stated at the lower of cost less accumulated depreciation or fair market value if writedowns were required by SFAS121, as discussed in Note 5. Depreciation is computed over the lesser of the estimated useful lives of the assets or the term of the lease as applicable. Depreciable lives range from two to thirty-six years and lease terms range from one to twenty-five years. Depreciation is computed using the straight-line method for financial reporting and an accelerated method for income tax purposes. Repairs and maintenance costs are charged to expense when incurred.

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

  Net Loss Per Share of Common Stock

     Net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Potentially issuable shares under stock options were not included in the loss per share calculations because they were anti-dilutive and were insignificant in amount for the years ended December 31, 1999, 1998 and 1997, respectively. Any preferred dividends paid or accrued during the year are reflected as an increase in net loss prior to the calculation of net loss per common share.

  Fair Value of Financial Instruments

     The Company estimates that the fair value of its financial instruments, primarily its debt instruments and notes receivable, approximates the instruments carrying amounts based on the respective instruments terms and maturities. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998.

  Long-Lived Assets

     An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. In situations where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value (Notes 5, 6 & 20).

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could vary from these estimates.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

2. CURRENT OPERATING ENVIRONMENT

     In December 1999, the Company renegotiated the terms of its line of credit and term revolver. Under the new agreement, the Company's primary lender agreed to advance a total of an additional $4.8 million to the Company, $2.4 million of which was advanced as of December 31, 1999. In addition, the Company is required to maintain certain earnings thresholds as well as other loan covenants. Furthermore, the Company is required to pay down the primary lender's note balance to $10 million by June 30, 2000. Under certain conditions, the pay down may be extended to August 31, 2000. (See Note 11).

     In connection with the renegotiated agreement, the Company adopted a plan to sell certain non-core assets. As such, the Company transferred six properties to assets held for sale which the Company expects to sell in fiscal year 2000. The Company has been actively pursuing the sale of these six properties and another property previously being held for sale and is currently in discussions with potential buyers. The value of the assets held for sale at December 31, 1999 is $14.8 million. (See Notes 5 and 6 for further discussions.)

     The Company renegotiated the terms of its Top Eliminator contract. Under the amended contract, the Company made a payment of $1,100,000 and issued stock worth $1,500,000 to pay for completed work in process. No future lane purchases are required.

     On July 20, 1999 the Company completed its previously announced recapitalization and the land sale and leaseback transaction (together, the "Recapitalization") relating to its Willowbrook, Texas and Puente Hills, California entertainment parks (the "Sale and Leaseback").

     The principal components of the Recapitalization were as follows:

     - Repayment of $11.4 million to one of the Company's principal lenders. $9.1 million of the $11.4 million came from the proceeds of the Sale and Leaseback with the balance being provided by an entity related to the Company's largest shareholder.

     - This lender, which held $21.4 million of secured debt of a subsidiary of the Company and $21.0 million of other indebtedness advanced through the Company's largest shareholder as an accommodation to the Company, also exchanged the remaining $33.0 million of debt (including $2.0 million of accrued interest) for non-convertible preferred stock of the Company. The lender also received 6,000,000 of the Company's common shares. If the Company has not redeemed the non-convertible preferred stock by December 31, 2000, the lender will be entitled to an additional 2,000,000 of the Company's common shares plus 4,000,000 of common shares from the Company's largest shareholder.

     - The elimination of $500,000 per month principal amortization payment under the Company's debt to its next largest lender that would have been payable had the Recapitalization not been completed.

     - Conversion of $50.0 million of debt (including $8.0 million of accrued interest) to the Company's largest shareholder into preferred stock of the Company that is convertible into Company common stock at any time at $2.50 per common share. In addition, $12.0 million of debt (including $400,000 of accrued interest) to an entity related to the Company's largest shareholder was converted into preferred stock of the Company which is convertible into Company common stock at any time after September 30, 2000 at a per common share price of the lower of $2.50 or 120% of market at the time of conversion. This convertible preferred stock has the right to vote with the Company common stock on a "as converted" basis.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

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

     During 1997, the Company executed two promissory notes in favor of MEI Holdings with terms which management believed to be comparable to terms which would be attainable from third parties. The Company paid loan costs of $685,000 to MEI Holdings in connection with one of the promissory notes. Additionally, the Company reimbursed MEI Holdings for certain costs incurred by MEI Holdings for the benefit of the Company. The total amount charged to the Company for overhead costs was $0, $287,000 and $636,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     During 1998, the Company and MEI Holdings amended the terms of the $65,000,000 and $10,000,000 notes of the Company payable to MEI Holdings to provide specific terms on which those notes are convertible into preferred stock of the Company. Pursuant to the terms of the agreement, the MEI Holdings notes were convertible into preferred stock of the Company as part of the Recapitalization. (See Notes 2 and 14 for additional discussion.)

     During 1998, the Company entered into a loan agreement with SZ Capital (an entity related to MEI Holdings) to advance up to $30 million to the Company. As of December 1999, all required advances have been made and were converted into preferred stock of the Company as part of the Recapitalization. (See Notes 2 and 14 for additional discussion.) The Company and SZ Capital also entered into a registration rights agreement pursuant to which the Company agreed to register the note held by SZ Capital and any preferred or common stock of the Company into which such note is convertible.

4. NOTES RECEIVABLE

     Notes receivable are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
RELATED PARTIES
Note receivable from Mountasia of Colorado Springs, L.P.,
  Interest at 10%, due in March 2001, unsecured.............    $ 50,000       $ 50,000
OTHER
Note receivable from Swingtime, Inc., interest at 9.5%; due
  in January 2001, secured by real and personal property....      25,436         43,405
Notes receivable from an individual, interest at 12%; due on
  Demand, unsecured.........................................      30,000         30,000
                                                                --------       --------
                                                                 105,436        123,405
Less: Current portion.......................................     (25,436)       (17,000)
                                                                --------       --------
Long-term portion...........................................      80,000        106,405
Less: Reserve for uncollectible notes receivable............     (80,000)       (80,000)
                                                                --------       --------
                                                                $     --       $ 26,405
                                                                ========       ========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     Future aggregate receipts of notes receivable are due as follows (without giving effect to the reserves reflected above):

YEAR ENDING
DECEMBER 31,
------------
2000......................................................    49,896
2001......................................................    55,540
                                                            --------
                                                            $105,436
                                                            ========

5. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net are summarized as follows:

                                                           DECEMBER 31,   DECEMBER 31,
                                                               1999           1998
                                                           ------------   ------------
Land.....................................................  $  5,053,196   $ 25,579,812
Racetracks, miniature golf courses and clubhouses........    31,425,090     75,006,917
Equipment................................................     4,943,710      9,377,554
Games....................................................     5,724,214      9,978,465
Racing lanes.............................................     2,909,534      8,198,448
                                                           ------------   ------------
                                                             50,055,744    128,141,196
Less: Accumulated depreciation...........................   (11,140,493)   (19,297,892)
                                                           ------------   ------------
                                                           $ 38,915,251   $108,843,304
                                                           ============   ============

     During 1997, the Company capitalized interest of $504,000 related to the construction of the three SpeedZones.

     During 1998, the Company recognized a loss on sale or disposal of assets of approximately $1,219,000 which is recorded in Other, net in the consolidated statement of operations.

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") 121. SFAS 121 requires that a Company review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

     Based on the projected net cash flows and recorded book value of the properties, the Company determined that 10 properties were impaired and as such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on current loan appraisal values, or other estimates of fair value, including multiples of cash flow for which other properties have been sold, and based on market conditions that the Company believes approximates current value. Accordingly, actual results could vary significantly from such estimates.

     The total amount of the 1999 writedown was $44.5 million, and is reflected as provision for loss due to impairment of assets in the accompanying consolidated financial statements. The writedown consists of $14.5 million on assets that the Company intends to sell in 2000, (see Note 6 for further discussion) and $30.0 million on assets the Company intends to continue to operate. Included in the writedown was $33.1 million on the three SpeedZone locations due to revaluation of the estimated future cash flows which was below the recorded net book value.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

6. ASSETS HELD FOR SALE

     At December 31, 1998, the Company held two non-operating properties for sale with recorded value of approximately $1.6 million.

     In January, 1999, the Company sold one property held for sale for $0.7 million and recorded a gain of $0.2 million.

     In December 1999, in connection with an agreement with the Company's primary lender, the Company adopted a plan to sell certain non-core assets. The Company expects to use the proceeds to pay down the line of credit and term loan revolver (See Note 11 for further discussion). As such, the Company transferred six properties to assets held for sale which the Company expects to sell in fiscal year 2000. The value of the assets held for sale at December 31, 1999 is $14.8 million. The Company intends to operate these properties while pursuing alternatives for their sale. The six properties moved to assets held for sale had revenues of $6.9 million, $7.9 million and $7.0 million and earnings before interest, taxes, depreciation and amortization of $0.6 million, $0.2 million and $(0.5) million for the years ended December 31, 1999, 1998 and 1997, respectively. In March 2000, The Company entered into a contract to sell four of these properties. (See Note 5 for further discussion.)

7. INVESTMENTS IN AND TRANSACTIONS WITH LIMITED PARTNERSHIPS

     The Company charged fees for management services related to the operation of certain FEC's in which the Company has partnership interests. Management fees for the years ended December 31, 1999, 1998 and 1997 were $5,000, $78,000, $64,000, respectively.

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

     On September 24, 1999, the Company sold all but a small fraction of its interest in one of its limited partnerships and its interest in a construction receivable from the partnership for a consideration of $0.5 million and the indemnification from a $1.6 million loan guaranty and recorded a gain from such sales of $0.4 million. The proceeds from the sale were used to reduce the principal balance to the Company's primary lender.

8. INTANGIBLE ASSETS, NET

     Intangible assets, net are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Goodwill....................................................   $  870,786     $1,049,910
Trademarks..................................................      134,556        134,556
                                                               ----------     ----------
                                                                1,005,342      1,184,466
Less: accumulated amortization..............................     (223,266)      (189,101)
                                                               ----------     ----------
                                                               $  782,076     $  995,365
                                                               ==========     ==========

     During 1999 and 1997, the Company wrote down the carrying value of goodwill associated with certain impaired assets by $179,124 and $1,593,000, respectively (Notes 6 and 20).

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

9. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Payroll and related expenses................................   $2,174,791     $2,303,090
Environmental...............................................    1,097,324      1,778,510
Insurance...................................................      927,267      1,289,263
Accrued rent................................................      547,918        551,338
Sales tax...................................................      469,147        458,957
Property taxes..............................................      320,890        257,328
Interest....................................................      201,499        280,294
Accrued legal...............................................       75,281        248,903
Racing lanes................................................           --      1,100,000
MEI Holdings................................................           --        604,551
Other.......................................................      549,712        533,774
                                                               ----------     ----------
                                                               $6,363,829     $9,406,008
                                                               ==========     ==========

     Total long-term and short-term environmental reserves were $1,097,324 and $1,778,510 in 1999 and 1998, respectively. Environmental expenses paid and expensed in 1999, 1998 and 1997 were $681,186, and $0; $1,220,943 and $0; and
$563,691 and $1,900,000, respectively.

10. NOTES PAYABLE TO SHAREHOLDER

     During 1997, the Company entered into two promissory notes with MEI Holdings with terms which management believed to be comparable to terms which would be attainable from third parties. The initial amounts of the two promissory notes were $9.5 million and $30.0 million, respectively. As subsequently amended, the first promissory note was for $10.0 million bore interest at LIBOR plus 350 basis points, was unsecured and was payable in July 1999 and the second promissory note was for maximum borrowings of up to $65.0 million with interest at 10% and was to mature in August 2001. In connection with the Recapitalization, these notes were converted into preferred stock. (See Notes 2 and 14 for additional discussions.) MEI Holdings has the option, but is not obligated, to purchase preferred stock amounts in excess of the amounts initially converted.

     At December 31, 1998 the outstanding balances under the $10.0 million and the $65.0 million notes were approximately $8.0 million and $54.9 million, respectively. Accrued interest on the notes totaled approximately $5.4 million as of December 31, 1998.

     During 1998, the Company entered into an unsecured promissory note with SZ Capital (an entity related to MEI Holdings) with terms management believed were comparable to terms which would be attainable from third parties. SZ Capital may, but was not obligated to, advance up to $30,000,000. In connection with the Recapitalization, the note was converted into preferred stock. SZ Capital has the option, but is not obligated, to purchase preferred stock in excess of the amounts initially converted. At December 31, 1998, SZ Capital had advanced the Company approximately $2.9 million plus accrued interest. Prior to the Recapitalization, SZ Capital had advanced $6.0 million to the Company in 1999. In addition, SZ Capital purchased $2.8 million worth of additional preferred stock as of December 31, 1999. (See Note 2 for further discussions.)

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

11. LINE OF CREDIT AND TERM LOAN REVOLVER

     In 1996, the Company entered into a loan agreement ("Senior Credit Facility"), which was amended during 1997 and again in 1999, with a U.S. based financial institution to provide $20 million in senior credit facilities. The Senior Credit Facility was comprised of a $12.5 million senior secured term loan and a $7.5 million secured revolving credit facility.

     In December 1999, the Company renegotiated the terms of its term loan and revolver. Under the new agreement, the Company will receive an additional $4.8 million, $2.4 million of which was advanced as of December 31, 1999. The terms of the agreement require the Company to maintain operating earnings levels for core assets and a pay down of the notes to $10,000,000 by June 30, 2000. Under certain conditions, the pay down may be extended to August 31, 2000.

     The remaining balance of the loans mature in August 2001. The credit facilities are secured by substantially all of the Company's assets and bear interest at a floating reference rate plus 3.0% until required pay down and 2.0% thereafter.

     In 1999, the Company paid $666,000 on the note. At December 31, 1999 and 1998, the outstanding balance under the term loan and revolver were $11,734,000 and $7,500,000, respectively and $10,000,000 and $7,500,000, respectively.

     The Company is required to maintain affirmative covenants regarding among other things, the maintenance of certain financial ratios and net worth. At December 31, 1999 the Company was in compliance with these covenants.

12. NOTES PAYABLE AND SUBORDINATED DEBENTURES

     Notes payable are summarized as follows:

                                                            DECEMBER 31,   DECEMBER 31,
                                                                1999           1998
                                                            ------------   ------------
Mortgage note bearing interest at LIBOR plus 350 basis
  points, payable in July 1999; secured by real estate....   $       --    $ 21,390,375
Mortgage notes bearing interest at prime plus 2.75% to
  11.5%, weighted average interest rate of 9% and 10%,
  respectively, payable in various monthly installments of
  principal and interest and balloon payments through
  2018; secured by land and miniature golf courses........      861,625         870,169
Notes payable to financial institutions bearing interest
  at rates ranging from 8% to 10%, weighted average
  interest rate of 9%, with various maturity dates through
  2000; secured by land, miniature golf courses and
  equipment, intangibles, and the guarantee of certain
  shareholders............................................      240,098         563,100
Note payable to a former shareholder......................    2,007,639       2,371,849
                                                             ----------    ------------
                                                              3,109,362      25,195,493
Less: Current portion.....................................     (492,696)    (22,182,802)
                                                             ----------    ------------
                                                             $2,616,666    $  3,012,691
                                                             ==========    ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     Future maturities of notes payable are as follows:

                       YEAR ENDING
                      DECEMBER 31,
                      ------------
2000.....................................................  $  492,696
2001.....................................................     396,145
2002.....................................................     351,288
2003.....................................................     333,377
2004.....................................................     333,377
Thereafter...............................................   1,202,479
                                                           ----------
                                                           $3,109,362
                                                           ==========

     The note payable to a former shareholder represents a note which bears interest at 8% per annum and is unsecured. Under the terms of the note agreement, the Company is required to remit all excess cash flow of certain FECs to the note holder and has guaranteed a minimum principal and interest payment of $500,000 annually, less any capital improvements made to these FECs. Under the terms of the note agreement, principal will be reduced by 15% of capital improvements to the facilities, and certain shareholders must own an aggregate of 750,000 shares of common stock. In the event that such persons fail to continue to own 750,000 shares of common stock, the former shareholder may accelerate payment.

13. INCOME TAXES

     The provision for income taxes is as follows:

                                                              FOR THE YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
Federal taxes -- current........................      $--            $--            $--
Deferred income taxes...........................       --             --             --
                                                      ---            ---            ---
Provision for income taxes......................      $--            $--            $--
                                                      ===            ===            ===

     As of December 31, 1999, the Company has a tax net operating loss carryforward of approximately $153,530,000 for income tax purposes which expires in 2005-2019. In addition, the Company has a capital loss carryforward of $368,900 which expires in 2006. There are certain limitations that could be imposed by the Internal Revenue Code regarding the amount of carryforwards that may be utilized each year. The Company also has available alternative minimum tax credit carryforwards of approximately $292,000, which may be used to offset future regular income tax and the Company believes that it is possible that the application of this carryforward could be subject to stringent restrictions.

     The primary differences between the statutory income tax rate and the Company's effective income tax rate are changes in the valuation allowances. The Company has not recognized a deferred tax asset resulting from the tax loss carryforwards generated from operations or other temporary differences in each of the three years in the period ended December 31, 1999 due to the uncertainty related to the recoverability of that asset.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     Significant components of the Company's net deferred income tax assets are as follows:

                                                           DECEMBER 31,   DECEMBER 31,
                                                               1999           1998
                                                           ------------   ------------
Deferred tax liabilities:
  Depreciation...........................................  $ 11,782,072   $  9,562,003
  Syndication revenue....................................     1,235,190      1,235,190
  Other..................................................        61,525        256,509
                                                           ------------   ------------
  Gross deferred tax liabilities.........................    13,078,787     11,053,702
Deferred tax assets:
  Net operating loss carryforward........................   (58,341,387)   (47,111,232)
  Equity in net earnings of limited Partnerships.........        (5,464)      (738,906)
  Minimum tax credit carryforward........................      (292,060)      (292,060)
  Loss on impairment of assets...........................   (24,946,193)   (15,668,515)
  Bad debts..............................................      (514,328)            --
  Accrued expenses.......................................    (2,139,284)            --
  Capital loss carryforward..............................      (368,910)            --
  Other..................................................    (1,843,908)    (2,463,258)
                                                           ------------   ------------
  Gross deferred tax assets..............................   (88,451,534)   (66,273,971)
                                                           ------------   ------------
                                                            (75,372,747)   (55,220,269)
Less: Valuation allowance................................    75,372,747     55,220,269
                                                           ------------   ------------
                                                           $         --   $         --
                                                           ============   ============

14. SHAREHOLDERS' EQUITY

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

     During the periods ended December 31, 1999, 1998, and 1997, the Company purchased and canceled 0, 1,974,761, and 291,875 shares of common stock.

     On July 20, 1999, in connection with the Recapitalization, the Company issued 6,000,000 shares of common stock to one of its principal lenders.

     In December 1999, the Company issued 4,633,922 shares of common stock in connection with a settlement with the manufacturer of its Top Eliminator(R) attraction relating to past and future orders of the attraction.

  Preferred Stock

     The Company's Articles of Incorporation, as amended, authorized the issuance of up to 6,000,000 shares of preferred stock, no par value with such designations, rights and preferences as may be determined by the Board of Directors.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     During 1997 and 1996, the Company redeemed or converted all outstanding preferred stock as follows:

1996
  Series A.....  All shares were converted into equivalent common shares
  Series B.....  Redeemed 30% of the outstanding balance and exchanged the
                 Remaining 70% into a New 10% Debenture
  Series C.....  Redeemed all outstanding shares for face value plus a 13%
                 Preferred dividend
  Series D.....  $4,023,500 was redeemed and $3,187,000 was converted into
                 1,331,367 common shares
1997
  Series F &     All shares were converted into equivalent common shares
     G.........

     On July 20, 1999, in connection with the Recapitalization, the Company issued 115.75 shares of Series AA Preferred Stock ("Series AA"), 327.12 shares of Series BB Preferred Stock ("Series BB") and 500.58 shares of Series CC Preferred Stock ("Series CC"). Additional shares were purchased after the initial issuance to bring the yearend total for Series AA Preferred Stock to
143.71 shares.

     At any time prior to January 1, 2004, 9% per annum cumulative dividends will be payable quarterly on Series AA in cash or in kind at the Company's option. Dividends will not be paid in kind on or after January 1, 2004 unless the Company so elects and the holders of the Series AA agree. Series AA is senior in dividend and liquidation preference to all other capital stock at $100,000 per share plus accrued and unpaid dividends. Series AA is redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series AA is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Beginning September 30, 2000, Series AA is convertible at any time at the holder's option into the Company's common stock at 120% of market at the time of the conversion, calculated on the volume weighted trading price for the 20 day period prior to conversion, but not to exceed $2.50 per share.

     At any time prior to January 1, 2002, 9% per annum cumulative dividends will be payable quarterly on Series BB in cash or in kind at the Company's option. Dividends may not be paid in kind on or after January 1, 2002 unless the Company so elects and the holders of the Series BB agree. Series BB is senior in dividend and liquidation preference to all other capital stock except Series AA at $100,000 per share plus accrued and unpaid dividends. Series BB is redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series BB is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Unless waived by a majority of the holders of Series AA, no shares of Series BB may be redeemed if any Series AA remains outstanding. The Company has committed to issue an additional 2 million shares of common stock and the majority shareholder of the Company has committed to issue an additional 4 million shares of common stock of the Company to the holder of Series BB if the Series BB has not been redeemed prior to December 31, 2000.

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

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

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

     On December 31, 1998, the Company redeemed all unvested outstanding stock issued under the Management Incentive Plan in exchange for the cancellation of the notes receivable from participants and any accrued interest thereon. Notes receivable having a balance of approximately $5,865,000, including accrued interest were canceled in exchange for the redemption of 1,974,761 outstanding shares. Interest income of $533,346 which was previously accrued was expensed in the accompanying consolidated financial statements. 26,697 vested shares remain outstanding.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

  Common Stock Options

     On September 3, 1993, the Company adopted the Mountasia 1993 Incentive Stock Option Plan (the "1993 Plan"). The 1993 Plan was amended during fiscal 1995 and provides for the issuance of options covering up to 1,250,000 shares of common stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). The options vest immediately and expire four to five years from the date of grant. There was no activity in 1999 under 1993 Plan. Previous year activity is as follows:

                                                          1998                 1997
                                                   ------------------   ------------------
                                                   OPTIONS     WTD.     OPTIONS     WTD.
                                                     TO      AVERAGE      TO      AVERAGE
                                                   ACQUIRE   EXERCISE   ACQUIRE   EXERCISE
                                                   SHARES     PRICE     SHARES     PRICE
                                                   -------   --------   -------   --------
Outstanding as of January 1,.....................   21,700     8.00     25,700      8.00
  Granted........................................       --       --         --        --
  Exercised......................................       --       --         --        --
  Expired or forfeited...........................  (21,700)    8.00     (4,000)     8.00
                                                   -------     ----     ------      ----
Outstanding as of December 31,...................       --       --     21,700      8.00
                                                   -------     ----     ------      ----
Exercisable as of December 31,...................       --       --     21,700      8.00

     In September 1993, the Company adopted the 1993 Nonemployee Director Stock Option Plan (the "Director Plan"), which was amended during the year ended September 30, 1995, and reserved 250,000 common shares for issuance thereunder. The Director Plan provides for the grant of nonqualified stock options to purchase common shares to directors who are not employees of the Company. All options are issued at fair market value at the date of grant, vest immediately and expire 10 years from date of grant. Activity under the Director Plan is as follows:

                                       1999                 1998                 1997
                                ------------------   ------------------   -------------------
                                OPTIONS     WTD.     OPTIONS     WTD.     OPTIONS      WTD.
                                  TO      AVERAGE      TO      AVERAGE       TO      AVERAGE
                                ACQUIRE   EXERCISE   ACQUIRE   EXERCISE   ACQUIRE    EXERCISE
                                SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
                                -------   --------   -------   --------   --------   --------
Outstanding as of January
  1,..........................  65,000      4.62      73,000     4.81      168,000     6.89
  Granted.....................  10,000      1.19      10,000     1.31       30,000     4.88
  Exercised...................      --        --          --       --           --       --
  Expired or forfeited........      --        --     (18,000)    3.59     (125,000)    7.62
                                ------      ----     -------     ----     --------     ----
Outstanding as of December
  31,.........................  75,000      4.16      65,000     4.62       73,000     4.81
                                ------      ----     -------     ----     --------     ----
Exercisable as of December
  31,.........................  75,000      4.16      65,000     4.62       73,000     4.81

     The options at December 31, 1999 have a range of exercise prices of $1.19 to $8.75 with a weighted average life of 6 years remaining before expiration.

     In conjunction with the purchase of Malibu Grand Prix Corporation, the Company granted MGP Holdings, Inc., or its nominee, an option to acquire, for a period of five years from November 15, 1994, 200,000 common shares at $12.00 per share. The option expired November 15, 1999.

     In 1997, the Company adopted the Long-term Incentive Plan (the "1997 Plan") which was implemented to attract and retain qualified officers and other key employees of the Company and to provide such employee with appropriate incentives. The 1997 Plan provides for issuance of options and restricted shares up to 4,000,000 shares. No options or restricted share were granted in 1997. As of December 31, 1999 and 1998, the Company had issued, at market value, 209,000 and 918,100, respectively, options at prices ranging from $0.38

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

to $3.00. The options under the 1997 Plan vest over 4 years and expire 10 years from date of grant. The weighted average years remaining life before expiration is 7.8 years. Option activity under the 1997 Plan is as follows:

                                                        1999                  1998
                                                --------------------   -------------------
                                                OPTIONS                OPTIONS
                                                   TO      WTD. AVG.     TO      WTD. AVG.
                                                ACQUIRE    EXERCISE    ACQUIRE   EXERCISE
                                                 SHARES      PRICE     SHARES      PRICE
                                                --------   ---------   -------   ---------
Outstanding as of January 1,..................   918,100       2.33         --         --
  Granted.....................................   209,000       0.83    918,100       2.33
  Exercised...................................        --         --         --         --
  Expired or forfeited........................  (215,400)      3.00         --         --
                                                --------    -------    -------    -------
Outstanding as of December 31,................   911,700       1.68    918,100       2.33
                                                --------    -------    -------    -------
Exercisable as of December 31,................   175,675       2.33         --         --

     Under the 1997 Plan, the Company also authorized and issued, at market value, to a key officer, 500,000 shares of restricted stock with 100% cliff vesting on August 17, 2002.

     In September 1998, the Company authorized and issued, at market value, 1,000,000 options to the same key employee at an exercise price of $2.00. No options have been exercised to date. The options vest over four years and expire 10 years from date of grant.

     The Company applies APB No. 25 in accounting for options granted pursuant to the 1993 Plan, Director Plan and 1997 Plan (collectively, the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on fair value at the grant dates for awards under the Plans, consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following proforma amounts:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------
                                     1999                        1998                        1997
                           -------------------------   -------------------------   -------------------------
                           AS REPORTED    PROFORMA     AS REPORTED    PROFORMA     AS REPORTED    PROFORMA
                           -----------   -----------   -----------   -----------   -----------   -----------
Net loss.................  (62,193,415)  (62,966,860)  (34,386,247)  (34,687,590)  (59,302,511)  (59,327,511)
Basic and dilutive loss
  per share..............        (1.26)        (1.28)         (.71)         (.72)        (1.41)        (1.41)

     At December 31, 1999, 1998 and 1997, the weighted average fair value of options granted was $0.85, $2.16, and $2.75, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; risk free interest rates of 6.26%, 5.32%, and 6.99%, expected dividend yields of 0.0%, 0.0%, and 0.0%, expected of lives of 10 years and expected volatility of 65.84%, 57.89%, and 105%.

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

     In 1999, 550,000 warrants with a recorded value of $1.5 million expired. At December 31, 1999, 223,103 warrants remain outstanding.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

15. 401(k) PLAN

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

                          YEARS                              VESTING
                       OF SERVICE                           PERCENTAGE
                       ----------                           ----------
Less than 2..............................................        0%
2........................................................       20%
3........................................................       40%
4........................................................       60%
5........................................................       80%
6 or more................................................      100%

     The Company recognized expense related to the 401(k) plan of $9,900, $61,000 and $60,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

16. COMMITMENTS AND CONTINGENCIES

     The Company leases its office and operating facilities and certain equipment under operating leases. Additionally, the Company has various operating leases which require the payment of a percentage of gross revenues to the lessor. The following schedule summarizes the future minimum lease payments required, excluding percentage rents, under noncancelable operating leases:

                      YEAR ENDING
                      DECEMBER 31,
                      ------------
2000....................................................    4,411,763
2001....................................................    4,221,898
2002....................................................    3,493,413
2003....................................................    2,899,564
2004....................................................    2,345,515
Thereafter..............................................   30,459,760
                                                          -----------
                                                          $47,831,913
                                                          ===========

     Rental expense totaled approximately $4,353,000, $4,300,000, and $3,971,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     The Company has entered into sponsorship contracts with three entities that have relationships with NASCAR and CART drivers. The contracts expire at various dates through 2002; however, the Company has the right to terminate the agreements under certain conditions. Future annual payments under these contracts are as follows:

YEAR ENDING
DECEMBER 31,
------------
2000......................................................   207,080
2001......................................................   100,000
2002......................................................   100,000
                                                            --------
                                                            $407,080
                                                            ========

17. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest of approximately $1,800,000, $8,739,000, and $5,485,000 for the years ended December 31, 1999, 1998, 1997, respectively. During 1998, the Company reduced its debt by $3.6 million in connection with the disposal of an asset.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the periods ended December 31, 1999 and 1998 are as follows:

                                                     YEAR ENDED DECEMBER 31, 1999
                                                --------------------------------------
                                                 FIRST    SECOND     THIRD     FOURTH
                                                -------   -------   -------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues............................  $ 8,419   $12,346   $12,865   $  8,656
Operating expenses............................   11,194    12,957    13,799     55,836
Operating loss................................   (2,775)     (610)     (934)   (47,180)
Net loss......................................   (5,323)   (3,590)   (2,129)   (47,768)
Preferred dividends...........................       --        --     1,485      1,898
Net loss to common shareholders...............   (5,323)   (3,590)   (3,614)   (49,666)
Loss per common share(A)......................  $  (.11)  $  (.08)  $  (.07)  $  (1.00)

                                                     YEAR ENDED DECEMBER 31, 1998
                                                --------------------------------------
                                                 FIRST    SECOND     THIRD     FOURTH
                                                -------   -------   -------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues............................  $ 9,130   $14,013   $14,066   $  8,247
Operating expenses............................   13,960    16,114    16,101     17,839
Operating loss................................   (4,830)   (2,101)   (2,035)    (9,592)
Net loss......................................   (7,636)   (4,952)   (5,262)   (16,536)
Loss per common share(A)......................  $ (0.16)  $ (0.10)  $ (0.11)  $  (0.34)

---------------

(A) The sum of the quarterly loss per common share may not equal the annual loss per common share due to rounding of weighted average shares.

19. LITIGATION

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

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     As of the date of this Report, the Company does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

20. FOURTH QUARTER CHARGES

     During the fourth quarters of each of 1999, 1998 and 1997 the Company recorded a loss due to impairment of assets in accordance with the provisions of SFAS 121 of $44.5 million, $0.1 million, and $20.9 million respectively, principally as a result of adjustments in the carrying value of assets resulting from the implementation of its new business plan and the determination that the carrying value of such assets was higher than their undiscounted expected future cash flows. Additionally, the Company adjusted the value of its limited partnerships based upon their net realizable values which resulted in a loss on investments in affiliates of $-0- million, $-0- million, and $0.6 million in the respective fourth quarters of 1999, 1998 and 1997. In 1998, the Company recorded a $1.7 million charge for potential uncollectibility of a receivable from the partnerships.

     During the fourth quarter of 1997, the Company recorded charges of $1.9 million for environmental costs based upon analyses completed by the Company's environmental consultants.

21. SUBSEQUENT EVENT

     On February 17, 2000, the Company sold its McAllen, Texas location for a profit participation based on future income earned at the location for the next 5 years. Substantially all of the assets were transferred to the new owner.

     In March 2000, the Company entered into an agreement to sell four properties that it determined to be non-core assets. The net proceeds of the sale, which, if completed, would be used to pay down the lender's note. The sale agreement is subject to customary closing conditions, such as the buyer's satisfaction with its due diligence review. There can be no assurance that the sale transaction will close or as to the timing of such transaction.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
           3.2           -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
           3.3           -- Certificate of Designations for Series AA Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q
           3.4           -- Certificate of Designation for Series BB Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q
           3.5           -- Certificate of Designation for Series CC Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q
           4.1           -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
           4.2           -- Form of Warrant (incorporated by reference to the
                            Company's 1993 10-K)
           4.3           -- Preferred Stock Designations (incorporated by reference to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996 (the "1996 10-K"))
          10.1           -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))
          10.2           -- 1993 Company Non-employee Director Stock Option Plan with
                            Form of option agreement (incorporated by reference to
                            the Registration Statement)
          10.3           -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            The 1997 Annual Meeting Of Shareholders)
          10.4           -- Promissory Note, dated June 30, 1993, in the principal
                            Amount of $6,150,000 in favor of M.B. Seretean
                            (incorporated by reference to the Registration Statement)
          10.5           -- Consolidated Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
          10.6           -- Amendment Nos. 1, 2, 3, 4, 5, 6, 7 and 8 to the
                            Consolidated, Amended and Restated Loan Security, dated
                            August 22, 1996, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998)
          10.7           -- Warrant, dated August 28, 1996, by the Company
                            (incorporated by reference to MEI Holdings' 1996 13D-1)
          10.8           -- Registration Rights Agreement, dated August 28, 1996,
                            between the Company and MEI Holdings (incorporated by
                            reference to MEI Holdings' 1996 13D-1)
          10.9           -- Agreements, dated August 28, 1996, between the Company
                            and L. Scott Demerau and the Company and Julia E. Demerau
                            (incorporated by reference to the 1996 8-K)
          10.10          -- Loan Agreement, dated as of June 27, 1997, between Malibu
                            Centers, Inc. and Nomura Asset Capital Corporation
                            ("Nomura") (incorporated by reference to the 2nd Q 1997
                            10-Q)
          10.11          -- Promissory Note by Malibu Centers, Inc. in favor of
                            Nomura for $21,390,375 (incorporated by reference to the
                            2nd Q 1997 10-Q)
          10.12          -- Guaranty, dated June 27, 1997, of MEI Holdings in favor of Nomura (incorporated by reference to the 2nd Q 1997
                            10-Q)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.13          -- Recapitalization Agreement, dated March 1, 1999, between
                            Nomura Asset Capital Corporation, the Company, Malibu
                            Centers, Inc., MEI Holdings and SZ Capital (incorporated
                            by reference to Amendment No. 19 to the Schedule 13D-1
                            filed by MEI Holdings on March 10, 1999)
          10.14          -- Second Amended and Restated Subordination Agreement,
                            dated as of January 20, 1999, among MEI Holdings, the
                            Company and Foothill Capital Corporation (incorporated by
                            reference to Amendment No. 18 to the Schedule 13D-1 filed
                            by MEI Holdings on February 22, 1999 (the "MEI Holdings'
                            Feb 1999 13D-1"))
          10.15          -- Third Amended and Restated Subordinated Convertible
                            Promissory Note by the Company in favor of MEI Holdings,
                            in the amount of $65,000,000 (incorporated by reference
                            to the MEI Holdings' Feb 1999 13D-1)
          10.16          -- Subordination Agreement, dated as of November 16, 1998, among SZ Capital, the Company and Foothill Capital
                            Corporation (incorporated by reference to MEI Holdings'
                            Feb 1999 13D-1)
          10.17          -- Registration Rights Agreement, dated as of November 16,
                            1998, between the Company and SZ Capital (incorporated by
                            Reference to the MEI Holdings' Feb 1999 13D-1)
          10.18          -- Second Amended and Restated Recapitalization Agreement,
                            dated July 20, 1999, by and among Malibu Entertainment
                            Worldwide, Inc., Malibu Centers, Inc., Nomura Asset
                            Capital Corporation, Partnership Acquisition Trust V, MEI
                            Holdings, L.P., and S.Z. Capital, L.P., (incorporated by
                            reference to Amendment No. 21 to the Schedule 13D-1 filed
                            by MEI Holdings on July 20, 1999) (incorporated by
                            reference to the 1999 Third Quarter 10-Q)
          10.19          -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and SZ
                            Capital, L.P. (incorporated by reference to Amendment No.
                            21 to the Schedule 13D-1 filed by MEI Holdings on July
                            20, 1999) (incorporated by reference to the 1999 Third
                            Quarter 10-Q)
          10.20          -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and MEI
                            Holdings (incorporated by reference to Amendment No. 21
                            to the Schedule 13D-1 filed by MEI Holdings on July 20,
                            1999) (incorporated by reference to the 1998 Third
                            Quarter 10-Q)
          10.21          -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and Nomura
                            Capital Asset Corporation (incorporated by reference to
                            the 1999 Third Quarter 10-Q)
          10.22          -- Mutual Release between Malibu Entertainment Worldwide,
                            Inc., Malibu Centers, Inc., MEI Holdings, L.P., SZ
                            Capital, L.P. and Nomura Asset Capital Corporation
                            (incorporated by reference to Amendment No. 21 to the
                            Schedule 13D-1 filed by MEI Holdings on July 20, 1999
                            (incorporated by reference to the 1999 Third Quarter
                            10-Q)
          10.23          -- Agreement dated February 21, 2000 between the Company and
                            Scott and Julia Demerau (filed herewith)
          10.24          -- Amendment Number Nine to Consolidated Amended and
                            Restated Loan and Security Agreement, dated December 21,
                            1999, between the Company and Foothill Capital
                            Corporation (filed herewith)
          10.25          -- Amendment Number Ten to Consolidated Amended and Restated
                            Loan and Security Agreement, dated February 9, 2000,
                            between the Company and Foothill Capital Corporation
                            (filed herewith)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.26          -- Amendment Number Eleven to Consolidated Amended and
                            Restated Loan and Security Agreement, dated March 22,
                            2000, between the Company and Foothill Capital
                            Corporation (filed herewith)
          21             -- Subsidiaries (filed herewith)
          24             -- Powers of Attorney (filed herewith)
          27             -- Financial Data Schedule (for SEC purposes only)

     (b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 1999.