Form 10-Q
period 2000-03-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2000-05-15
CIK 912027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------



                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2000



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


    At May 11, 2000, 57,142,547 shares of the Company's Common Stock were outstanding.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,             DECEMBER 31,
                                                                                          2000                  1999
                                                                                      (UNAUDITED)             (AUDITED)
                                                                                     -------------           -------------
ASSETS
Current
    Cash and cash equivalents                                                        $   2,510,297           $   1,873,074
    Restricted cash                                                                      1,508,525               1,527,493
    Inventories                                                                          1,095,761               1,066,042
    Current portion of notes receivable                                                     25,436                  25,436
    Assets held for sale                                                                14,771,621              14,771,621
    Prepaid expenses                                                                       523,752                 553,545
                                                                                     -------------           -------------
           Total current assets                                                         20,435,392              19,817,211
                                                                                     -------------           -------------
Property and equipment, less accumulated depreciation                                   37,741,383              38,915,251
                                                                                     -------------           -------------

Other noncurrent
    Investments in and advances to limited partnerships                                    116,187                 188,986
    Other assets                                                                           131,870                 152,341
    Debt issuance costs, less accumulated amortization                                   1,055,229               1,145,009
    Intangible assets, less accumulated amortization                                       771,119                 782,076
                                                                                     -------------           -------------
           Total other noncurrent assets                                                 2,074,405               2,268,412
                                                                                     -------------           -------------
                                                                                     $  60,251,180           $  61,000,874
                                                                                     =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                                 $  12,030,852           $   9,726,776
    Accounts payable                                                                     1,198,679               2,353,195
    Accrued expenses                                                                     7,045,263               6,363,829
    Accrued expenses related to assets held for sale                                       605,993                 610,902
                                                                                     -------------           -------------
           Total current liabilities                                                    20,880,787              19,054,702

    Line of credit                                                                       7,500,000               7,500,000
    Term loan revolver                                                                   2,500,000               2,500,000
    Notes payable                                                                        2,600,525               2,616,666
    Dividends on preferred stock                                                         1,856,785               3,383,475
    Other accrued expenses                                                               1,896,307               1,901,784
                                                                                     -------------           -------------
           Total liabilities                                                            37,234,404              36,956,627
                                                                                     -------------           -------------


    Commitments and contingencies

    Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value;
         $100,000 liquidation value
         Series AA, 5000 shares authorized;  148.57 outstanding                         14,857,155              14,370,897
         Series BB, 5000 shares authorized;  340.35 outstanding                         28,033,872              26,711,089
         Series CC, 5000 shares authorized;  516.32 outstanding                         51,632,625              50,058,192
         Series F, 2,700,000 authorized; none outstanding
         Series G, 213,551 authorized; none outstanding
     Common stock, 100,000,000 shares authorized with no par
          value; 57,142,547 shares issued and outstanding                              145,808,839             145,745,010
     Outstanding warrants                                                                  435,100                 435,100
     Accumulated deficit                                                              (217,750,815)           (213,276,041)
                                                                                     -------------           -------------
           Total shareholders' equity                                                   23,016,776              24,044,247
                                                                                     -------------           -------------
                                                                                     $  60,251,180           $  61,000,874
                                                                                     =============           =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        FOR THE
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                          -----------------------------------
                                                              2000                  1999
                                                          ------------           ------------
OPERATING REVENUES
Entertainment revenue                                     $  8,936,560           $  8,419,220
                                                          ------------           ------------
OPERATING EXPENSES
Entertainment expenses                                       7,692,343              7,843,716
General and administrative expenses                          1,361,218              1,210,383
Other expenses                                                 185,138                 92,838
Depreciation and amortization                                1,170,312              2,047,287
                                                          ------------           ------------
Total operating expenses                                    10,409,011             11,194,224
                                                          ------------           ------------

Operating loss                                              (1,472,451)            (2,775,004)

OTHER (EXPENSE) INCOME
Interest expense                                            (1,153,228)            (2,697,291)
Interest income                                                 31,666                  9,696
Other, net                                                     (23,977)               139,683
                                                          ------------           ------------
Net loss                                                  $ (2,617,990)          $ (5,322,916)
                                                          ============           ============

NET LOSS APPLICABLE TO COMMON STOCK
Net loss                                                  $ (2,617,990)          $ (5,322,916)
  Less: Preferred stock dividends                            1,856,785                     --
                                                          ------------           ------------
Net loss applicable to common stock                       $ (4,474,775)          $ (5,322,916)
                                                          ============           ============
Basic and diluted loss per share of common stock          $      (0.08)          $      (0.11)
                                                          ============           ============

Weighted average number of shares of
    common stock used in calculating
    net loss per share                                      57,142,547             46,508,625
                                                          ============           ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                             2000                  1999
                                                                         -----------           -----------
Operating activities:
    Net loss                                                             $(2,617,990)          $(5,322,916)
    Adjustments to reconcile net loss to
       net cash used by operating activities
    Depreciation and amortization                                          1,170,312             2,047,287
    Interest expense associated with amortization of loan costs              489,780               581,435
    Non-cash compensation expense                                             63,829                    --
    Loss (gain) on sale of property and equipment                             25,234              (143,410)
    Changes in assets and liabilities
      Increase in inventories                                                (44,411)              (68,034)
      Decrease (increase) in prepaid expenses and other assets                81,398              (103,284)
      Increase in debt issuance costs
         and intangible assets                                              (400,000)                   --
      Decrease in accounts payable                                        (1,154,516)           (1,455,918)
      Increase in accrued expenses                                           688,569                   936
      Increase in accrued interest due shareholder                                --             1,466,818
      Decrease in accrued expenses related to assets
         held for sale                                                        (4,909)              (24,598)
                                                                         -----------           -----------
         Cash used in operating activities                                (1,702,704)           (3,021,684)
                                                                         -----------           -----------

Investing activities:
    Purchases of property and equipment                                      (50,675)             (653,681)
    Proceeds from disposal of property and equipment                          10,900               685,627
    Principal receipts under notes receivable                                     --                 4,706
    Decrease (increase) in investments in and advances to
       limited partnerships                                                   72,799               (24,393)
    Decrease (increase) in restricted cash                                    18,968               (74,768)
                                                                         -----------           -----------
         Cash provided by (used in) investing activities                      51,992               (62,509)
                                                                         -----------           -----------

Financing activities:
    Proceeds from borrowings                                               2,400,000             3,105,364
    Payments of borrowings                                                  (112,065)             (217,153)
                                                                         -----------           -----------
         Cash provided by financing activities                             2,287,935             2,888,211
                                                                         -----------           -----------
Increase (decrease) in cash and cash equivalents                             637,223              (195,982)
Cash and cash equivalents, beginning of period                             1,873,074               237,336
                                                                         -----------           -----------
Cash and cash equivalents, end of period                                 $ 2,510,297           $    41,354
                                                                         ===========           ===========
Cash paid for interest                                                   $   592,702           $   471,717
                                                                         ===========           ===========
Non-cash dividends on preferred stock                                    $ 1,856,785           $        --
                                                                         ===========           ===========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature, therefore, operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. Among other things, the auditor's opinion accompanying the Company's financial statements for the year ended December 31, 1999 includes a going-concern qualification.


2.       ASSET SALES

          In February 2000, the Company sold its McAllen, Texas facility for a profit participation based on future income earned at the location for the next 5 years. In calendar year 1999, this facility generated $0.8 million of net revenues and $0.2 million of operating losses. Substantially all of the assets were transferred to the new owner.

         The contract to sell four other properties by the Company entered into in March 2000 has been cancelled by the purchaser according to their rights under the agreement. The Company is continuing to negotiate with the purchaser under the cancelled agreement as well as other purchasers to sell these and other assets to raise cash to meet the requirements of the Company's primary lender. However, there can be no assurance that any transaction will occur or as to the timing of any such transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources; Recent Developments

    The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years. The Company historically funded its operations and capital expenditures principally through external financing, including financing from its largest shareholder, and cash flow from operations. The Company presently expects that it will not have sufficient cash resources to fund its operations after December 2000 unless it is able to generate cash through asset sales or other transactions. Furthermore, the Company will not have sufficient cash resources to fund its debt obligations through June 2000 without selling assets, obtaining other financing or in modifying the terms of its existing indebtedness. Therefore, the Company is seeking to sell certain non-core assets. If the Company is unsuccessful in selling these non-core assets, in obtaining other financing, modifying the terms of its existing indebtedness or if the proceeds of such sales are significantly less than their recorded value, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof. If the Company is unable to take such actions or they are not sufficient to permit the Company to continue to operate, the Company may seek or be forced to seek to restructure or reorganize its liabilities, including through proceedings under the federal bankruptcy laws.

    At March 31, 2000, the Company had $20.4 million of current assets (including $1.5 million of restricted cash) and $ 20.9 million of current liabilities (including $12.0 million of current debt), or negative working capital of $0.5 million (compared to working capital of $0.8 million at December 31, 1999, which included $1.5 million of restricted cash).

    The Company's principal uses of cash during the three months ended March 31, 2000 were to fund operations ($1.7 million), pay debt ($0.1 million) and interest ($0.6 million). During the three months ended March 31, 2000, the Company financed its operations primarily through borrowings from its primary lender ($2.4 million).

Seasonality

    The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the Company's future results of operations.

Results of Operations

    For the three months ended March 31, 2000, the Company had a net loss to common shareholders of $4.5 million ($0.08 per common share), compared to a net loss of $5.3 million ($0.11 per common share) for the comparable period last year.

    Entertainment revenue increased by $0.5 million (or 6%) for the three months ended March 31, 2000 from $8.4 million for the three months ended March 31, 1999 to $8.9 million for the three months ended March 31, 2000. The increase in revenue is primarily due to having a group sales force that was fully staffed in 2000, price increases implemented in the first quarter of 2000 and increased revenues from the parks on which significant renovations were performed in the latter part of 1999. The increase was partially offset by the loss in revenues on the facility that was sold in February 2000.

    Entertainment expenses and general and administrative expenses for the three months ended March 31, 2000 were essentially unchanged from the comparable period in 1999.

    Depreciation and amortization for the quarter ended March 31, 2000 decreased by $0.9 million due principally the writedown of assets at year-end in compliance with Statement of Financial Accounting Standards No. 121.

    Interest expense decreased by $1.5 million for the three months ended March 31, 2000, as compared to the comparable periods in the prior year due to the recapitalization completed in 1999 described in the Company's 1999 Form 10-K.

Amex Listing

    The Company's common shares are listed for trading on the American Stock Exchange ("AMEX"). The Company has been notified that it does not currently meet the published guidelines of the AMEX for continued listing and that the AMEX has initiated delisting procedures. However, the generation of cash through sales of non-core assets is intended to improve the Company's financial position and results of operations. Accordingly, the Company has appealed the AMEX's initial determination to delist its common shares and requested that AMEX continue the listing. There can be no assurance that the AMEX will continue the Company's listing.

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

Impact of Year 2000 Issues

    The Company was required to modify or replace portions of its computer software and certain hardware so that those systems would properly utilize dates beyond December 31, 1999. The costs of those modifications and replacements were $40,000. With modifications or replacements of existing software and certain hardware, the year 2000 issues did not materially adversely affect the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A portion of the Company's long-term debt as of March 31, 2000 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements included in the Company's 1999 Form 10-K. At March 31, 2000, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the terms and outstanding amounts of the Company's borrowings at March 31, 2000, the Company has determined that there are no material interest rate risk exposures to the Company's financial position, results of operations or cash flows as of such date.

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


ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

    This Report (including any documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the management of the Company. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's ability to obtain additional capital resources and/or working capital, the Company's operations and results of operations of the Company and the success of the Company's business and plan, competitive factors and pricing pressures; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; impact of present and future laws; ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies; changes in demographics, economics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

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


                                        MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                        By:   /s/  R. SCOTT WHEELER
                                             ----------------------------------
                                                   R. Scott Wheeler
                                                   Chief Financial Officer

May 12, 2000

                                 EXHIBIT INDEX



Exhibit No.     Description
----------      -----------
  27            Financial Data Schedule (for SEC purposes only)