Form 10-Q
period 2000-06-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2000-08-14
CIK 912027

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   ----------



                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter Ended June 30, 2000



                                   ----------



                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                         717 North Harwood, Suite 1650
                              Dallas, Texas 75201
                                 (214) 210-8701



                                   ----------



Incorporated in Georgia  SEC File No.: 0-22458  IRS Employer Id. No.: 58-1949379



                                   ----------



    The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.


    At August 9, 2000, 57,142,547 shares of the Company's Common Stock were outstanding.


===============================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                                     JUNE 30,        DECEMBER 31,
                                                                                                       2000             1999
                                                                                                    (UNAUDITED)       (AUDITED)
                                                                                                   -------------    -------------
ASSETS
Current assets
    Cash and cash equivalents                                                                      $   3,781,358    $   1,873,074
    Restricted cash                                                                                    1,497,989        1,527,493
    Inventories                                                                                        1,113,290        1,066,042
    Current portion of notes receivable                                                                   15,809           25,436
    Assets held for sale                                                                              14,771,621       14,771,621
    Prepaid expenses                                                                                     897,881          553,545
                                                                                                   -------------    -------------

            Total current assets                                                                      22,077,948       19,817,211
                                                                                                   -------------    -------------

Property and equipment, less accumulated depreciation                                                 36,883,550       38,915,251
                                                                                                   -------------    -------------

Other noncurrent
    Investments in and advances to limited partnerships                                                  115,620          188,986
    Other assets                                                                                         124,390          152,341
    Debt issuance costs, less accumulated amortization                                                   456,972        1,145,009
    Intangible assets, less accumulated amortization                                                     755,217          782,076
                                                                                                   -------------    -------------

            Total other noncurrent assets                                                              1,452,199        2,268,412
                                                                                                   -------------    -------------

                                                                                                   $  60,413,697    $  61,000,874
                                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                                               $  11,990,480    $   9,726,776
    Accounts payable                                                                                   1,219,698        2,353,195
    Accrued expenses                                                                                   7,447,520        6,363,829
    Accrued expenses related to assets held for sale                                                     563,626          610,902
                                                                                                   -------------    -------------

            Total current liabilities                                                                 21,221,324       19,054,702

    Line of credit                                                                                     7,500,000        7,500,000
    Term loan revolver                                                                                 2,500,000        2,500,000
    Notes payable                                                                                      2,205,839        2,616,666
    Dividends on preferred stock                                                                       1,877,417        3,383,475
    Other accrued expenses                                                                             1,886,643        1,901,784
                                                                                                   -------------    -------------

            Total liabilities                                                                         37,191,223       36,956,627
                                                                                                   -------------    -------------

    Commitments and contingencies

    Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value; $100,000 liquidation value
         Series AA, 5000 shares authorized; 151.24 outstanding                                        15,124,004       14,370,897
         Series BB, 5000 shares authorized; 347.61 outstanding                                        28,759,789       26,711,089
         Series CC, 5000 shares authorized; 524.96 outstanding                                        52,496,643       50,058,192
         Series F, 2,700,000 authorized; none outstanding
         Series G, 213,551 authorized; none outstanding
      Common stock, 100,000,000 shares authorized with no par
         value; 57,142,547 shares issued and outstanding                                             145,872,669      145,745,010
     Outstanding warrants                                                                                435,100          435,100
     Accumulated deficit                                                                            (219,465,731)    (213,276,041)
                                                                                                   -------------    -------------

            Total shareholders' equity                                                                23,222,474       24,044,247
                                                                                                   -------------    -------------

                                                                                                   $  60,413,697    $  61,000,874
                                                                                                   =============    =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                FOR THE                              FOR THE
                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                   ----------------------------------    ----------------------------------
                                                        2000               1999               2000               1999
                                                   ---------------    ---------------    ---------------    ---------------
OPERATING REVENUES
Entertainment revenue                              $    12,956,067    $    12,346,498    $    21,892,627    $    20,765,718
                                                   ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES
Entertainment expenses                                   9,024,240          9,362,953         16,716,583         17,206,669
General and administrative expenses                      1,381,301          1,433,008          2,742,519          2,643,391
Other expenses                                             272,735             93,423            457,873            186,261
Depreciation and amortization                            1,235,478          2,067,208          2,405,790          4,114,495
                                                   ---------------    ---------------    ---------------    ---------------

Total operating expenses                                11,913,754         12,956,592         22,322,765         24,150,816
                                                   ---------------    ---------------    ---------------    ---------------

Operating income (loss)                                  1,042,313           (610,094)          (430,138)        (3,385,098)

OTHER (EXPENSE) INCOME
Interest expense                                        (1,334,928)        (2,915,119)        (2,488,156)        (5,612,410)
Interest income                                             48,667              7,628             80,333             17,324
Other, net                                                 (78,221)           (72,047)          (102,198)            67,634
                                                   ---------------    ---------------    ---------------    ---------------

Net loss before extraordinary item                        (322,169)        (3,589,632)        (2,940,159)        (8,912,550)

EXTRAORDINARY ITEM
Debt forgiveness                                           484,669                 --            484,669                 --
                                                   ---------------    ---------------    ---------------    ---------------

Net income (loss)                                  $       162,500    $    (3,589,632)   $    (2,455,490)   $    (8,912,550)
                                                   ===============    ===============    ===============    ===============

NET LOSS APPLICABLE TO COMMON STOCK
Net income (loss)                                  $       162,500    $    (3,589,632)   $    (2,455,490)   $    (8,912,550)
  Less: Preferred stock dividends                        1,877,417                 --          3,734,202                 --
                                                   ---------------    ---------------    ---------------    ---------------
Net loss applicable to common stock                $    (1,714,917)   $    (3,589,632)   $    (6,189,692)   $    (8,912,550)
                                                   ===============    ===============    ===============    ===============

Basic and diluted loss per share of common stock   $         (0.03)   $         (0.08)   $         (0.11)   $         (0.19)
                                                   ===============    ===============    ===============    ===============


Weighted average number of shares of
    common stock used in calculating
    net loss per share                                  57,142,547         46,508,625         57,142,547         46,508,625
                                                   ===============    ===============    ===============    ===============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                    FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       2000            1999
                                                                   ------------    ------------
Operating activities:
     Net loss                                                      $ (2,455,490)   $ (8,912,550)
     Adjustments to reconcile net loss to
        net cash used in operating activities
     Depreciation and amortization                                    2,405,790       4,114,495
     Interest expense associated with amortization of loan costs      1,069,674         691,215
     Extraordinary item                                                (484,669)             --
     Non-cash compensation expense                                      127,659         191,490
     Loss (gain) on sale of property and equipment                       25,234         (71,764)
     Changes in assets and liabilities
       Increase in inventories                                          (61,940)       (172,075)
       Increase in prepaid expenses and other assets                   (285,251)       (204,189)
       Increase in debt issuance costs and intangible assets           (400,000)       (136,219)
       Decrease in accounts payable                                  (1,133,497)     (2,178,588)
       Increase in accrued expenses                                   1,099,525         826,769
       Increase in accrued interest due shareholder                          --       3,025,135
       Decrease in accrued expenses related to assets
          held for sale                                                 (47,276)       (138,522)
                                                                   ------------    ------------
          Cash used in operating activities                            (140,241)     (2,964,803)
                                                                   ------------    ------------

Investing activities:
     Purchases of property and equipment                               (412,418)     (2,847,630)
     Proceeds from disposal of property and equipment                    10,900         900,448
     Principal receipts under notes receivable                            9,627           9,678
     Decrease in investments in and advances to
        limited partnerships                                             73,366           2,859
     Decrease (increase) in restricted cash                              29,504        (380,797)
                                                                   ------------    ------------
          Cash used in investing activities                            (289,021)     (2,315,442)
                                                                   ------------    ------------

Financing activities:
     Proceeds from borrowings                                         2,543,914       5,805,364
     Payments of borrowings                                            (206,368)       (669,420)
                                                                   ------------    ------------
          Cash provided by financing activities                       2,337,546       5,135,944
                                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents                      1,908,284        (144,301)
Cash and cash equivalents, beginning of period                        1,873,074         237,336
                                                                   ------------    ------------

Cash and cash equivalents, end of period                           $  3,781,358    $     93,035
                                                                   ============    ============

Cash paid for interest                                             $  1,343,504    $  1,060,665
                                                                   ============    ============

Non-cash dividends on preferred stock                              $  3,734,202    $         --
                                                                   ============    ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature, therefore, operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         In July and August 2000, the Company entered into contracts to sell four properties that it determined to be non-core assets. The gross proceeds of the sales would be approximately $4.4 million. If the sales are completed, the net proceeds will be used to pay down the Company's primary lender's note. Two of the sale agreements are subject to customary closing conditions, such as the buyer's satisfaction with its due diligence review. There can be no assurance that the sale transactions will close or as to the timing of such transactions.

3.       DEBT OBLIGATIONS

         The Company and its primary lender have agreed in writing to forebearance agreements relating to the Company's debt obligations, which were originally due June 30, 2000 to August 31, 2000. The Company and this lender are currently negotiating the terms of an amended and restated credit agreement. There can be no assurance that an agreement will be reached or as to the timing or effects thereof.

         The Company also restructured its debt obligations with another lender, which resulted in debt forgiveness of approximately $484,000 and has been recorded in the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources; Recent Developments

    The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years. The Company historically funded its operations and capital expenditures principally through external financing and cash flow from operations. The Company presently expects that it will not have sufficient cash resources to fund its operations after December 2000 unless it is able to generate cash through asset sales or other transactions.

    The Company's primary lender has agreed to two forbearances of the Company's debt obligations, which were originally due June 30, 2000. The holder of the $21.6 million of secured debt has agreed to refrain from exercising any of its remedies under the loan until August 31, 2000. The Company and this lender are currently negotiating the terms of an agreement and restated credit agreement, which is expected to be finalized by August 31, 2000. It is anticipated that the new agreement will require the Company to continue to divest certain assets in an effort to generate cash to fund its working capital, debt service, capital expenditure requirements and to repay indebtedness. If the Company is unsuccessful in selling these assets, in obtaining other financing, modifying the terms of its existing indebtedness or if the proceeds of such sales are significantly less than their recorded value, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof. If the Company is unable to take such actions or they are not sufficient to permit the Company to continue to operate, the Company may seek or be forced to seek to restructure or reorganize its liabilities, including through proceedings under the federal bankruptcy laws.

    At June 30, 2000, the Company had $22.1 million of current assets (including $1.5 million of restricted cash) and $ 21.2 million of current liabilities (including $12.0 million of current debt), or working capital of $0.9 million (compared to working capital of $0.8 million at December 31, 1999, which included $1.5 million of restricted cash).

    The Company's principal uses of cash during the six months ended June 30, 2000 were to pay debt ($0.2 million) and capital expenditures ($0.4 million). During the six months ended June 30, 2000, the Company financed its operations primarily through borrowings from its primary lender ($2.5 million).

Seasonality

    The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the six months ended June 30, 2000 are not necessarily indicative of the Company's future results of operations.

Results of Operations

    For the three months ended June 30, 2000, the Company had a net loss to common shareholders of $1.7 million ($0.03 per common share), compared to a net loss of $3.6 million ($0.08 per common share) for the comparable period last year. For the six months ended June 30, 2000, the Company had net loss to common shareholders of $6.2 million ($0.11 per common share), compared to a net loss of $8.9 million ($0.19 per common share) for the comparable period last year.

    Entertainment revenue increased by $0.6 million (or 5%) and $1.1 million (5%) respectively, for the three and six months ended June 30, 2000 from $12.3 million and $20.8 million for the three and six months ended June 30, 1999 to $13.0 million and $21.9 million for the three and six months ended June 30, 2000. The increase in revenue is primarily due to having a group sales force that was fully staffed in 2000, price increases implemented in the first quarter of 2000 and increased revenues from the parks on which significant renovations were performed during 1999. The increase was partially offset by the loss in revenues on the facility that was sold in February 2000.

    Entertainment expenses decreased by $0.3 million (or 4%) and $0.5 million (or 3%) respectively, for the three and six months ended June 30, 2000 from $9.4 million and $17.2 million for the three and six months ended June 30, 1999 to $9.0 million and $16.7 million for the three and six months ended June 30, 2000. The decrease is primarily due to reductions in payroll and operating costs.

    General and administrative expenses for the three and six months ended June 30, 2000 were essentially unchanged from the comparable period in 1999.

    Depreciation and amortization for the quarter and six months ended June 30, 2000 decreased by $0.8 million and $1.7 million respectively, due principally the writedown of assets at year-end in compliance with Statement of Financial Accounting Standards No. 121.

    Interest expense decreased by $1.6 million and $3.1 million for the three and six months ended June 30, 2000, as compared to the comparable periods in the prior year due to the recapitalization completed in 1999 described in the Company's 1999 Form 10-K.

Stock Listing

         In June, the Company withdrew its appeal of the American Stock Exchange's ("AMEX") decision to de-list the Company's stock. As previously reported, the Company did not meet the published guidelines for continued listing on the AMEX. The Company ceased trading on the AMEX on June 25, 2000. Currently, the Company's common shares are quoted on the National Association of Securities Dealers' Electronic Bulletin Board (the "OCTBB"). The new trading symbol for the Company is "MBEW".


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A portion of the Company's long-term debt as of June 30, 2000 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements included in the Company's 1999 Form 10-K. At June 30, 2000, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the Company's borrowings at June 30, 2000, if the prime rate were to increase by 1%, the Company's cash flow and interest expense would increase by approximately $0.2 million. However, management has determined that this does not materially effect the Company's financial position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description

10.27 Forbearance Agreement dated July 1, 2000, between the Company and Foothill Capital Corporation (filed herewith)

10.28 Forbearance Agreement dated July 26, 2000 between the Company and Foothill Capital Corporation (filed herewith)

27             Financial Data Schedule (for SEC purposes only)

    (b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                            MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                            By:   /s/  R. SCOTT WHEELER
                                                  ------------------------------
                                                     R. Scott Wheeler
                                                     Chief Financial Officer

August 14, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

10.27 Forbearance Agreement dated July 1, 2000, between the Company and Foothill Capital Corporation (filed herewith)

10.28          Forbearance Agreement dated July 26, 2000 between the Company and
               Foothill Capital Corporation (filed herewith)

27             Financial Data Schedule (for SEC purposes only)