Form 10-Q
period 2000-09-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2000-11-14
CIK 912027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 2000


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


    At November 9, 2000, 57,142,547 shares of the Company's Common Stock were outstanding.


================================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   SEPTEMBER 30,
                                                                                                       2000         DECEMBER 31,
                                                                                                    (UNAUDITED)        1999
                                                                                                   -------------   -------------
ASSETS
Current assets
    Cash and cash equivalents                                                                      $   5,364,649   $   1,873,074
    Restricted cash                                                                                    1,493,788       1,527,493
    Inventories                                                                                        1,095,289       1,066,042
    Current portion of notes receivable                                                                   11,958          25,436
    Assets held for sale                                                                              12,824,621      14,771,621
    Prepaid expenses                                                                                     561,226         553,545
                                                                                                   -------------   -------------

           Total current assets                                                                       21,351,531      19,817,211
                                                                                                   -------------   -------------

Property and equipment, less accumulated depreciation                                                 35,772,595      38,915,251
                                                                                                   -------------   -------------

Other noncurrent assets
    Investments in and advances to limited partnerships                                                  121,987         188,986
    Other assets                                                                                         126,840         152,341
    Debt issuance costs, less accumulated amortization                                                   132,990       1,145,009
    Intangible assets, less accumulated amortization                                                     748,384         782,076
                                                                                                   -------------   -------------

           Total other noncurrent assets                                                               1,130,201       2,268,412
                                                                                                   -------------   -------------

                                                                                                   $  58,254,327   $  61,000,874
                                                                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                                               $  20,904,302   $   9,726,776
    Accounts payable                                                                                   1,043,923       2,353,195
    Accrued expenses                                                                                   6,422,930       6,363,829
    Accrued expenses related to assets held for sale                                                     540,761         610,902
                                                                                                   -------------   -------------

           Total current liabilities                                                                  28,911,916      19,054,702

    Line of credit                                                                                            --       7,500,000
    Term loan revolver                                                                                        --       2,500,000
    Notes payable                                                                                      2,199,867       2,616,666
    Dividends on preferred stock                                                                       2,049,292       3,383,475
    Other accrued expenses                                                                             1,878,642       1,901,784
                                                                                                   -------------   -------------

           Total liabilities                                                                          35,039,717      36,956,627
                                                                                                   -------------   -------------
    Commitments and contingencies

    Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value; $100,000 liquidation value
         Series AA, 5000 shares authorized;  153.94 and 143.71 outstanding                            15,393,818      14,370,897
         Series BB, 5000 shares authorized;  354.94 and 327.12 outstanding                            29,493,772      26,711,089
         Series CC, 5000 shares authorized;  533.70 and 500.58 outstanding                            53,370,261      50,058,192
         Series F, 2,700,000 authorized; none outstanding
         Series G, 213,551 authorized; none outstanding
    Common stock, 100,000,000 shares authorized with no par
          value; 57,142,547 shares issued and outstanding                                            146,311,498     145,745,010
    Outstanding warrants                                                                                  60,100         435,100
    Accumulated deficit                                                                             (221,414,839)   (213,276,041)
                                                                                                   -------------   -------------
           Total shareholders' equity                                                                 23,214,610      24,044,247
                                                                                                   -------------   -------------
                                                                                                   $  58,254,327   $  61,000,874
                                                                                                   =============   =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE                                FOR THE
                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                        -----------------------------         -----------------------------
                                                            2000             1999                 2000             1999
                                                        ------------     ------------         ------------     ------------
OPERATING REVENUES
Entertainment revenue                                   $ 13,052,752     $ 12,865,221         $ 34,945,379     $ 33,630,939
                                                        ------------     ------------         ------------     ------------

OPERATING EXPENSES
Entertainment expenses                                     9,119,677       10,220,315           25,836,260       27,426,984
General and administrative expenses                        1,319,510        1,245,163            4,062,029        3,888,554
Other expenses                                               235,698          142,769              693,571          329,030
Depreciation and amortization                              1,296,401        2,190,535            3,702,191        6,305,030
                                                        ------------     ------------         ------------     ------------

Total operating expenses                                  11,971,286       13,798,782           34,294,051       37,949,598
                                                        ------------     ------------         ------------     ------------

Operating income (loss)                                    1,081,466         (933,561)             651,328       (4,318,659)

OTHER (EXPENSE) INCOME
Interest expense                                          (1,084,819)      (1,012,334)          (3,572,975)      (6,624,744)
Interest income                                               86,015           11,626              166,348           28,950
Other, net                                                    17,520         (194,609)             (84,678)        (126,975)
                                                        ------------     ------------         ------------     ------------

Net income (loss) before extraordinary item                  100,182       (2,128,878)          (2,839,977)     (11,041,428)



EXTRAORDINARY ITEM
Debt forgiveness                                                  --               --              484,669               --
                                                        ------------     ------------         ------------     ------------

Net income (loss)                                       $    100,182     $ (2,128,878)        $ (2,355,308)    $(11,041,428)
                                                        ============     ============         ============     ============

NET LOSS APPLICABLE TO COMMON STOCK
Net income (loss)                                       $    100,182     $ (2,128,878)        $ (2,355,308)    $(11,041,428)
  Less: Preferred stock dividends (non-cash)               2,049,290        1,485,428            5,783,492        1,485,428
                                                        ------------     ------------         ------------     ------------
Net loss applicable to common stock                     $ (1,949,108)    $ (3,614,306)        $ (8,138,800)    $(12,526,856)
                                                        ============     ============         ============     ============

Basic and diluted loss per share of common stock        $      (0.03)    $      (0.07)        $      (0.14)    $      (0.26)
                                                        ============     ============         ============     ============

Weighted average number of shares of
    common stock used in calculating
    net loss per share                                    57,142,547       51,204,277           57,142,547       48,091,043
                                                        ============     ============         ============     ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            2000               1999
                                                                       ------------         ------------
Operating activities:
    Net loss                                                           $ (2,355,308)        $(11,041,428)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities
    Depreciation and amortization                                         3,702,191            6,305,030
    Interest expense associated with amortization of loan costs           1,393,656              800,995
    Extraordinary item                                                     (484,669)                  --
    Non-cash compensation expense                                           191,488              255,320
    Loss (gain) on sale of property and equipment                            16,981              (76,087)
    Changes in assets and liabilities
      Increase in inventories                                               (43,939)            (176,775)
      Increase in prepaid expenses and other assets                          48,954              291,608
      Increase in debt issuance costs
         and intangible assets                                             (400,000)                  --
      Decrease in accounts payable                                       (1,309,272)          (1,744,480)
      Increase in accrued expenses                                           66,934            1,272,957
      Increase in accrued interest due shareholder                               --            3,409,899
      Decrease in assets held for sale                                      741,711              143,410
      Decrease in accrued expenses related to assets
         held for sale                                                      (70,141)            (269,551)
                                                                       ------------         ------------

         Cash provided by (used in) operating activities                  1,498,586             (829,102)
                                                                       ------------         ------------

Investing activities:
    Purchases of property and equipment                                    (676,966)          (3,805,639)
    Proceeds from disposal of property and equipment                      1,310,377              757,038
    Proceeds from sale-leaseback of property                                     --            8,872,942
    Principal receipts under notes receivable                                13,478               14,652
    Decrease in investments in and advances to
       limited partnerships                                                  66,999              146,234
    Decrease (increase) in restricted cash                                   33,705             (336,498)

                                                                       ------------         ------------
         Cash provided by investing activities                              747,593            5,648,729
                                                                       ------------         ------------

Financing activities:
    Proceeds from borrowings                                              2,781,755            8,398,793
    Payments of borrowings                                               (1,536,359)         (12,810,751)
    Issuance of preferred stock                                                  --              450,000

                                                                       ------------         ------------
         Cash provided by (used in) financing activities                  1,245,396           (3,961,958)
                                                                       ------------         ------------

Increase in cash and cash equivalents                                     3,491,575              857,669
Cash and cash equivalents, beginning of period                            1,873,074              237,336
                                                                       ------------         ------------

Cash and cash equivalents, end of period                               $  5,364,649         $  1,095,005
                                                                       ============         ============

Cash paid for interest                                                 $  2,104,341         $  1,397,522
                                                                       ============         ============

Non-cash dividends on preferred stock                                  $  5,783,492         $         --
                                                                       ============         ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature, therefore, operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         In the third quarter, two raw land properties were sold for total net proceeds of $686,000. In addition, the Company sold an operating park for total net proceeds of $486,000. Proceeds from all three sales were used to pay down the Company's primary lender. In November 2000, the Company closed the sale of another property for approximately $4.5 million. The net proceeds of the sale were used to pay down the Company's primary lender in accordance with the amended loan agreement and to fund working capital requirements.


3. DEBT OBLIGATIONS

         In September 2000, the Company and its primary lender amended the Company's credit agreement to (i) restructure the repayment schedule of $20.4 million of secured debt; (ii) eliminate all covenants that require the Company to maintain financial ratios and similar financial requirements; (iii) remove certain restrictions on the Company in connection with asset divestitures; (iv) in all but one case, require 80% of the proceeds of divestitures to repay this debt instead of specific dollars amounts; and (v) establish a specific asset marketing and disposition plan. In addition, the restructured agreement requires the debt to be reduced as follows: to $17 million by November 30, 2000, to $9 million by April 30, 2001 and to $5 million by June 30, 2001. The Company closed on the sale of a property in November which provided the funds sufficient to satisfy the November 30, 2000 repayment requirement.

         The Company also restructured its debt obligations with another lender, which resulted in debt forgiveness of approximately $485,000 during the second quarter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources; Recent Developments

    The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years. The Company historically funded its operations and capital expenditures principally through external financing, sales of non-core assets, and cash flow from operations.

         In September 2000, the Company and its primary lender amended the Company's credit agreement to (i) restructure the repayment schedule of $20.4 million of secured debt; (ii) eliminate all covenants that require the Company to maintain financial ratios and similar financial requirements; (iii) remove certain restrictions on the Company in connection with asset divestitures; (iv) in all but one case, require 80% of the proceeds of divestitures to repay this debt instead of specific dollars amounts; and (v) establish a specific asset marketing plan. In addition, the restructured agreement requires the debt to be reduced as follows: to $17 million by November 30, 2000, to $9 million by April 30, 2001 and to $5 million by June 30, 2001. The Company closed on a property sale in November 2000 which provided the funds sufficient to satisfy the November 30, 2000 repayment requirement. The amended credit agreement requires the Company to generate cash to fund its working capital, debt service, capital expenditure requirements and to repay indebtedness. If the Company is unsuccessful in selling assets, in obtaining other financing, in modifying the terms of its existing indebtedness or if the proceeds of such sales are significantly less than their recorded value, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof. If the Company is unable to take such actions or they are not sufficient to permit the Company to continue to operate, the Company may seek or be forced to seek to restructure or reorganize its liabilities, including through proceedings under the federal bankruptcy laws.

         At September 30, 2000, the Company had $21.4 million of current assets (including $1.5 million of restricted cash) and $ 28.9 million of current liabilities (including $20.9 million of current debt), or negative working capital of $7.5 million (compared to working capital of $0.8 million at December 31, 1999, which included $1.5 million of restricted cash).

         The Company's principal uses of cash during the nine months ended September 30, 2000 were to pay debt ($1.5 million) and capital expenditures ($0.7 million). During the nine months ended September 30, 2000, the Company financed its operations primarily through borrowings from its primary lender ($2.8 million) and disposition of property ($1.3 million).

Seasonality

         The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the Company's future results of operations.

Results of Operations

         For the three months ended September 30, 2000, the Company had a net loss to common shareholders of $1.9 million ($0.03 per common share), compared to a net loss of $3.6 million ($0.07 per common share) for the comparable period last year. For the nine months ended September 30, 2000, the Company had net loss to common shareholders of $8.1 million ($0.14 per common share), compared to a net loss of $12.5 million ($0.26 per common share) for the comparable period last year.

         Entertainment revenue increased by $0.2 million (1%) and $1.3 million (4%) respectively, for the three and nine months ended September 30, 2000 from $12.9 million and $33.6 million for the three and nine months ended September 30, 1999 to $13.1 million and $34.9 million for the three and nine months ended September 30, 2000. The increase in revenue is primarily due to a fully staffed group sales force in 2000, price increases implemented in the first quarter of 2000 and increased revenues from the parks on which significant renovations were performed in the latter part of 1999. The increase was partially offset by the loss in revenues on the facilities that were sold in 2000.

         Entertainment expenses decreased by $1.1 million (11%) and $1.6 million (6%) respectively, for the three and nine months ended September 30, 2000 from $10.2 million and $27.4 million for the three and nine months ended September 30, 1999 to $9.1 million and $25.8 million for the comparable periods in 2000. The decrease is primarily due to reductions in payroll and operating costs.

         General and administrative expenses for the three and nine months ended September 30, 2000 were essentially unchanged from the comparable period in 1999.

         Depreciation and amortization for the three and nine months ended September 30, 2000 decreased by $0.9 million and $2.6 million respectively, due principally to the writedown of assets during the fourth quarter of 1999 in compliance with Statement of Financial Accounting Standards No. 121.

         Interest expense decreased by $3.1 million for the nine months ended September 30, 2000, as compared to the comparable period in the prior year due to the recapitalization completed in 1999 described in the Company's 1999 Form 10-K.

Stock Listing

         In June 2000, the Company withdrew its appeal of the American Stock Exchange's ("AMEX") decision to de-list the Company's stock. As previously reported, the Company did not meet the published guidelines for continued listing on the AMEX. The Company ceased trading on the AMEX on June 25, 2000. Currently, the Company's common shares are quoted on the National Association of Securities Dealers' ("NASDAQ) Electronic Bulletin Board (the "OCTBB"). The new trading symbol for the Company is "MBEW".


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A portion of the Company's long-term debt as of September 30, 2000 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements included in the Company's 1999 Form 10-K. At September 30, 2000, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the Company's borrowings at September 30, 2000, if the prime rate were to increase by 1%, the Company's cash flow and interest expense would increase by approximately $0.2 million. However, management has determined that this does not materially effect the Company's financial position or results of operations. In addition, because the Company does not use financial instruments, it does not expect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" to have a significant impact on its financial position or results of operations.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description

27           Financial Data Schedule (for SEC purposes only)


10.29 Amendment Number Twelve to Consolidated, Amended and Restated Loan and Security Agreement.

10.30        Subsidiary Joinder to Amendment Number Twelve



    (b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                           MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                           By:   /s/  R. SCOTT WHEELER
                                                ----------------------
                                                      R. Scott Wheeler
                                                      Chief Financial Officer

November 13, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  27       Financial Data Schedule (for SEC purposes only)

  10.29    Amendment Number Twelve to Consolidated, Amended and Restated
           Loan and Security Agreement.

  10.30    Subsidiary Joinder to Amendment Number Twelve