Form 10-K405
period 2000-12-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2001-03-30
CIK 912027

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                             ---------------------

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

                                 TITLE OF CLASS
                           Common Stock, no par value

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy Statement incorporated by reference into Part III of this Report. [X]

     At March 19, 2001, there were 57,142,547 shares of the Company's common stock outstanding. The aggregate market value of the 18.8 million common shares held by nonaffiliates of the Company was approximately $0.6 million, based on the closing sales price of common stock as reported by the National Association of Securities Dealers Electronic Bulletin Board on that date.

                             ---------------------

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Company's 2001 annual meeting of shareholders, which will be filed prior to April 30, 2001, will be, when so filed, incorporated by reference into Part III hereof to the extent stated therein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.

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

ITEMS 1 & 2. BUSINESS AND PROPERTIES

BUSINESS

     The Company is a Georgia corporation formed as a result of the combination of Malibu Grand Prix Corporation and Mountasia Entertainment International in 1994. Following the combination, the Company focused on its family entertainment center concept ("FEC"), which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms, souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. FECs are designed to appeal to the interests of an entire family. In 1997, the Company introduced its SpeedZone(R) concept. SpeedZones are primarily designed for young adults and feature the Company's Malibu Grand Prix racing attraction, go-kart type racing attractions and the Company's "Top Eliminator" dragster attraction, together with a clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. In 1997, the Company changed its name to Malibu Entertainment Worldwide.

     As of March 19, 2001, the Company operated 14 FECs, three SpeedZones and had partnership interests in two FECs. The Company sold or closed four FECs in 1998, four FECs in 2000 and one FEC in January 2001 that the Company determined did not meet the long-term objectives of the Company.

PROPERTIES

     At March 19, 2001, the Company owned and operated 14 FECs and three SpeedZones located in seven states. The land for four FECs and one SpeedZone is owned and the land for ten FECs and two SpeedZones is leased. Lease payments in 2000 under these land leases (which expire on various dates from 2001 to 2022) totaled $4.5 million. The Company has minority ownership interests in two FECs that are owned by limited partnerships. The SpeedZones and 14 Company owned FECs are located in California (3), Florida (1), Georgia (3), Nevada (1), Ohio (1), Oregon (1), and Texas (7), generally in large metropolitan areas and the two Partnership FECs are located in Texas and Colorado.

     As of March 19, 2001, the Company and its subsidiaries employed approximately 871 persons, none of whom was represented by a union.

LIQUIDITY AND CAPITAL RESOURCES; SIGNIFICANT RECENT DEVELOPMENTS

     The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company has historically funded its operations and capital expenditures principally through external financing, property sales and cash flow from operations. The Company presently expects that it will not have sufficient cash resources to fund its operations after the end of December 2001 unless it is able to generate cash through asset sales or other transactions. Furthermore, the Company will not have sufficient cash resources to fund its debt obligations on April 30, 2001 without selling assets, obtaining other financing or modifying the terms of its existing indebtedness. Therefore, the Company is continuing to attempt to sell certain assets. If the Company is unsuccessful in selling these assets, in obtaining other financing, modifying the terms of its existing indebtedness or, if the proceeds of such sales are significantly less than their recorded value, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or otherwise significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or affects thereof.

     In September 2000, the Company and its primary lender amended the Company's credit agreement to (i) restructure the repayment schedule of $20.4 million of secured debt; (ii) eliminate all covenants that require the Company to maintain financial ratios and similar financial requirements; (iii) remove certain restrictions on the Company in connection with asset divestitures; (iv) in all but one case, require 80% of the proceeds of divestitures to repay this debt instead of specific dollars amounts; and (v) establish a specific asset marketing and disposition plan. In addition, the restructured agreement required the debt to be reduced as follows: to $17 million by November 30, 2000, to $9 million by April 30, 2001, to $5 million by June 30, 2001, and to $0 in August 2001. The Company closed on the sale of a property in November 2000, which provided the funds sufficient to satisfy the November 30, 2000 repayment requirement. In February 2001, the Company entered into negotiations with a buyer for the sale/leaseback of four properties that could satisfy the April 30, 2001 requirement, if completed. There can be no assurance that the sale/leaseback will become final or, if so, as to the timing, terms or affects thereof.

     The Company also restructured its debt obligations with another lender, which resulted in debt forgiveness of approximately $485,000 during the second quarter of 2000. The balance outstanding at December 31, 2000 was $1.4 million.

     In July 1999, the Company completed a land sale and leaseback transaction, loan paydown and conversion of debt to equity relating to its Willowbrook, Texas and Puente Hills, California entertainment parks. This transaction resulted in one of the Company's primary lenders exchanging debt for non-convertible preferred stock of the Company and receiving 6,000,000 shares of the Company's common stock. Pursuant to the transaction documents, if the Company did not redeem the non-convertible preferred stock by December 31, 2000, the lender would be entitled to receive from the Company an additional 2,000,000 shares of the Company's common stock plus 4,000,000 shares of the Company's common stock held by the Company's largest shareholder. As of March 30, 2001, the Company had not redeemed the non-convertible preferred stock. On March 30, 2001, the Company's largest shareholder and the former lender entered into an agreement which suspended the Company's obligation to issue these shares until September 30, 2002 and may eliminate the obligation entirely.

     On February 17, 2000, the Company sold its McAllen, Texas location for a profit participation based on future income earned at the location for the next 5 years. Substantially all of the assets were transferred to the new owner. The Company has not yet received the financial information for 2000 indicating what, if any, profit participation they will receive.

     In the third quarter of 2000, two raw land properties were sold for total net proceeds of $702,000. In addition, the Company sold an operating park in Spartanburg, South Carolina for total net proceeds of $503,000. Proceeds from all three sales were used to pay down the Company's primary lender. In November 2000, the Company closed the sale of another operating park located in Miami, Florida for net proceeds of approximately $4.5 million. The net proceeds of the sale were used to pay down the Company's primary lender in accordance with the amended loan agreement and to fund working capital requirements. In December 2000, the Company completed a sale/leaseback on a location in Plano, Texas for net proceeds of $1.0 million. The net proceeds of the sale/leaseback were used to pay down the Company's primary lender in accordance with the amended loan agreement and to fund working capital requirements.

     At December 31, 2000, the Company had $13.2 million of current assets (including $4.1 million of unrestricted cash) and $24.8 million of current liabilities (including $16.7 million of current debt, $10.0 million of which was classified as long-term debt in 1999); or negative working capital of $11.6 million (compared to working capital of $0.7 million at December 31, 1999, which amount included $1.9 million of unrestricted cash). As of December 31, 2000, the Company's total shareholder's equity was $17.7 million, compared to $24.0 million at December 31, 1999.

     The Company's principal uses of cash during the year were to fund operations ($1.1 million), pay down debt ($5.9 million), and capital investment ($1.0 million). The Company financed its operations during 2000 through a combination of outside financing ($2.8 million) and the sale of properties ($7.2 million).

COMPETITION

     The Company's facilities compete with all other types of location based entertainment facilities. Accordingly, the Company's business is and will be subject to factors impacting the recreation and leisure time industries generally, including general economic conditions and changes in discretionary consumer spending habits.

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

ITEM 3. LEGAL PROCEEDINGS

     Due to the nature of the attractions at the Company's parks, the Company has been, and will likely continue to be, subject to a significant number of personal injury lawsuits, certain of which may involve claims for substantial damages. The Company is also from time to time a party to other claims and legal proceedings, and is subject to environmental, zoning and other legal requirements. As of the date of this report, the Company, based on consultation with its legal counsel, does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

INFORMATION RELATING TO COMMON STOCK

     The Company did not meet the published guidelines for continued listing on the American Stock Exchange ("AMEX") and as such, ceased trading on the AMEX on June 25, 2000. Currently, the Company's Common Shares are quoted on the National Association of Securities Dealers' Electronic Bulletin Board (the "OTCBB"). The new trading symbol for the Company is "MBEW." The following table indicates for each calendar quarter in 2000 and 1999 the high and low reported closing sale prices for the Company's common stock during the prior two calendar years:

                                                              HIGH     LOW
                                                              -----   -----
2000
  Fourth Quarter............................................  $0.14   $0.02
  Third Quarter.............................................  $0.25   $0.06
  Second Quarter............................................  $0.31   $0.13
  First Quarter.............................................  $0.50   $0.22
1999
  Fourth Quarter............................................  $1.00   $0.17
  Third Quarter.............................................  $1.44   $0.50
  Second Quarter............................................  $1.56   $1.25
  First Quarter.............................................  $1.94   $1.00

     As of March 19, 2001, there were approximately 174 holders of record of the Company's common stock.

     The Company has not paid dividends on its common stock since prior to its initial public offering and does not intend to pay regular dividends on its common stock in the foreseeable future. The payment of dividends requires the consent of the Company's primary lender so long as any debt is outstanding under the Company's credit facility. In addition, the payment of dividends is limited by the terms of the Company's Preferred Stock.

     On July 20, 1999, the Company issued 6,000,000 shares of common stock and issued non-convertible preferred stock (dividends paid in kind) to one of its principal lenders in exchange for $33.0 million of debt.

     Simultaneous with the above transaction, the Company issued convertible preferred stock (dividends paid in kind) to the Company's largest shareholder and a related entity in exchange for an aggregate of $62.0 million of debt held by those entities on the terms described in Note 2 of the notes to the Company's consolidated financial statements contained elsewhere in this Report. These securities were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 as amended.

     In December 1999, the Company agreed to issue 4,633,922 shares of common stock in connection with a settlement with the manufacturer of its Top Eliminator(R) attraction relating to past and future orders of the attraction. The shares were issued in February 2000 and were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933 as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED
                                 ------------------------------------------------------------------------
                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                     2000           1999           1998           1997           1996
                                 ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS
  DATA:
Operating revenues.............    $ 42,206       $ 42,286       $ 45,456       $ 44,607       $ 37,430
Operating expenses(1)..........      48,583         93,786         64,014         95,089         77,239
Operating loss.................      (6,378)       (51,500)       (18,558)       (50,482)       (39,809)
Interest expense...............       4,365          7,226         14,838          6,185          6,579
Loss before other income
  (expenses)...................     (10,743)       (58,726)       (33,396)       (56,667)       (46,388)
Other (expenses) income........         245            (84)          (767)        (2,597)         1,648
(Provision) benefit for income
  taxes........................         -0-            -0-            -0-            -0-         (2,184)
Net loss.......................     (10,013)       (58,810)       (34,386)       (59,303)       (47,633)
Basic and diluted loss per
  share of common stock........    $  (0.31)      $  (1.26)      $  (0.71)      $  (1.41)      $  (2.91)
Weighted average shares of
  common stock outstanding.....      57,143         49,357         48,457         41,960         17,407

                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                     2000           1999           1998           1997           1996
                                 ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Working capital................    $(11,635)      $   762        $(39,231)      $ (1,824)      $ 16,210
Total assets...................      45,652        61,001         117,431        135,350        122,097
Long-term obligations,
  excluding current portion....       2,102        12,617          83,717         95,733         25,538
Convertible subordinated
  debentures...................         -0-           -0-             -0-            -0-         16,521
Total liabilities..............      27,982        36,957         130,153        114,614         57,088
Total shareholders' equity.....    $ 17,670       $24,044        $(12,722)      $ 20,736       $ 64,231

---------------

(1) Operating expenses include non-recurring charges including losses primarily on impairment of assets and also write downs of investments in limited partnerships of $5.4 million and $0 million, respectively for the year ended December 31, 2000; $44.5 million and $0 million, respectively, for the year ended December 31, 1999; $0.1 million and $0 million, respectively, for the year ended December 31, 1998, $20.9 million and $0.6 million, respectively, for the year ended December 31, 1997, and $21.0 million and $2.6 million, respectively, for the year ended December 31, 1996. In 1998, the Company recorded a $1.7 million charge for provision against accounts receivable from partnerships. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other non-recurring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For discussion of the Company's liquidity and capital resources and significant recent developments, see "Liquidity and Capital Resources; Significant Recent Developments" under Items 1 and 2 of this Report.

  Noncomparability

     In February 2000, the Company sold a property for profit participation based on future income earned at the location for the next 5 years. In calendar year 1999, this facility generated $0.8 million of net revenues and $0.2 million of operating losses. Substantially all of the assets were transferred to the new owner.

     In the third and fourth quarters of 2000, the Company sold two other operating parks for net proceeds of approximately $5.0 million. These facilities generated $1.6 million and $1.8 million of net revenues and $0.2 million and $0.1 million of operating losses in 2000 and 1999, respectively.

     As of December 31, 2000, the Company held three properties for sale that have an aggregate book value of $6.0 million. All of these properties were transferred to assets held for sale in 1999.

     In January 1999, the Company sold one property held for sale for proceeds of $0.7 million and recorded a gain of $0.2 million.

     In 1999, the Company completed a land sale and leaseback transaction relating to its Willowbrook, Texas and Puente Hills, California parks. At the same time, with the proceeds from the land sale and the conversion of debt to preferred stock, the Company's total indebtedness was reduced by $106.4 million. (See Note 2 of the consolidated financial statements contained elsewhere in this report.)

     In addition, in 2000 and 1999, the Company recorded a $5.4 million and $44.5 million, respectively, charge for impairment of assets. In 1998, the Company closed four FECs and recorded a $0.1 million charge for impairment of assets and a provision of an allowance for accounts receivable from partnerships of $1.7 million.

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

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR DECEMBER 1999

  Net Loss

     The Company had a net loss to common shareholders of $17.9 million ($0.31 per common share) in 2000 as compared to a net loss to common shareholders of $62.2 million ($1.26 per common share) in 1999. All per share amounts in the foregoing are calculated on a diluted basis. The Company had a net loss of $10.0 million in 2000 as compared to a net loss of $58.8 million in 1999. The net loss for 2000 included a $5.4 million charge under Statement of Financial Accounting Standards No. 121 ("SFAS 121") for impairment of assets and adjustments in carrying values compared to $44.5 million in 1999. The write down in 2000 consisted of $3.0 million in assets that were held for sale and $2.4 million on assets the Company intends to continue to operate.

  Operating Revenues

     Entertainment revenue decreased by $0.6 million (or 1%) in 2000 from $41.6 million to $41.0 million. The decrease is primarily due to the decrease in entertainment revenue from the FECs that were closed or sold in 2000 ($1.2 million), which was offset by an increase in revenues at the other locations ($0.6 million).

  Operating Expenses

     Total 2000 operating expenses were $48.6 million, a decrease of $45.2 million or 48% from 1999. The decrease in operating expenses is primarily due to a reduction in the loss due to impairment of assets ($39.1 million), entertainment expenses ($3.2 million) and depreciation and amortization ($4.0 million) that is described in more detail below.

     Entertainment expenses decreased by $3.2 million (or 9%) from $35.6 million to $32.4 million. This was primarily due to labor controls ($1.3 million) and reductions in other operating costs ($1.8 million). The principal categories of entertainment expenses were cost of goods sold ($4.8 million in 2000 compared to $5.5 million in 1999), payroll ($12.7 million in 2000 compared to $14.0 million in 1999), repairs and maintenance ($2.9 million in 2000 compared to $3.0 million in 1999), facilities operating and utilities expense ($3.9 million in 2000 compared to $4.2 million in 1999), advertising ($1.7 million in 2000 compared to

$2.5 million in 1999), corporate expenses ($2.3 million in 2000 compared to $2.5 million in 1999), and rent ($4.1 million in 2000 compared to $3.9 million in
1999).

     General and administrative expenses increased $0.6 million (or 12%) primarily as a result of an increase in operating expenses ($0.1 million) and an increase in fixed expenses ($0.5 million).

     Depreciation and amortization decreased by $4.0 million due principally to the write down of assets to fair market value in accordance with SFAS 121 in 1999. (See Note 5 of the consolidated financial statements contained elsewhere in this report.)

     During 2000 and 1999, the Company recognized a loss due to impairment in assets of $5.4 million and $44.5 million, respectively, principally as a result of adjustments to the carrying value of assets.

  Other (Expenses)/Income

     Interest expense decreased $2.9 million due principally to the reduction in average notes payable outstanding resulting from the land sale and leaseback transaction and proceeds from asset sales used to pay down debt. (See Note 2 of the consolidated financial statements contained elsewhere in this report.)

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR DECEMBER 1998

  Net Loss

     The Company had a net loss to common shareholders of $62.2 million ($1.26 per common share) in 1999 as compared to a net loss of $34.4 million ($0.71 per common share) in the comparable period in the prior year. The net loss for 1999 included a $44.5 million charge under SFAS121 for impairment of assets and adjustments in carrying values. The writedown consists of $14.5 million on assets that the Company intended to sell in 2000, and $30.0 million on assets the Company intended to continue to operate. Included in the writedown was $33.1 million on the three SpeedZone locations due to revaluation of the estimated future cash flows, which was below the recorded net book value.

  Operating Revenues

     Entertainment revenue decreased by $2.7 million (or 6%) in 1999 from $44.3 million to $41.6 million. The decrease in revenue is primarily due to the decrease in entertainment revenue from the FECs that were closed in 1998 ($1.7 million) and less advertising/marketing expenditures in 1999, which resulted in a general decrease in customer traffic.

  Operating Expenses

     Total 1999 operating expenses were $93.8 million, an increase of $29.8 million or 47% over 1998. The increase in operating expenses is primarily due to an increase in the loss due to impairment of assets, which is offset by decreases in entertainment expenses, general and administration, and depreciation, and amortization, which is described in more detail below.

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

  Other (Expenses)/Income

     Interest expense decreased by $7.6 million, as compared to the prior year due to the land sale and leaseback transaction described in Note 2 of the notes to the Company's consolidated financial statements contained elsewhere in this Report.

AMEX LISTING REQUIREMENTS

     The Company did not meet the published guidelines for continued listing on the AMEX and as such, ceased trading on the AMEX on June 25, 2000. Currently, the Company's Common Shares are quoted on the OTCBB. The new trading symbol for the Company is "MBEW".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

     A portion of the Company's long-term debt as of December 31, 2000 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the consolidated financial statements, which are incorporated herein by reference. At December 31, 2000, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the Company's borrowings at December 31, 2000, if the prime rate were to increase 1%, the Company's yearly cash flow would decrease and interest expense would increase by approximately $0.2 million. Likewise, if rates were to decrease, the Company would realize a savings of a like amount. However, management has determined that this does not materially effect the Company's financial position or results of operations. In addition, because the Company does not use financial instruments, it does not expect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" to have a significant impact on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the Company's consolidated financial statements contained in Item 14 of this Report and is incorporated herein by reference. Specific financial information can be found at the pages listed in the following index:

ITEM                                                     PAGE NO.
----                                                     --------
Report of Independent Public Accountants..........                F-1
Consolidated Balance Sheets.......................                F-2
Consolidated Statements of Operations.............                F-3
Consolidated Statements of Cash Flows.............                F-4
Consolidated Statements of Changes in
  Shareholders'
  Equity..........................................                F-5
Notes to Consolidated Financial Statements........   F-6 through F-21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2001 (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

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

          3. Exhibits:  The following exhibits are filed herewith:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
          3.3            -- Certificate of Designations for Series AA Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q)
          3.4            -- Certificate of Designation for Series BB Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q)
          3.5            -- Certificate of Designation for Series CC Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
          4.2            -- Preferred Stock Designations (incorporated by reference to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996 (the "1996 10-K"))
         10.1            -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))
         10.2            -- 1993 Company Non-employee Director Stock Option Plan with
                            Form of option agreement (incorporated by reference to
                            the Registration Statement)
         10.3            -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            The 1997 Annual Meeting Of Shareholders)
         10.4            -- Consolidated Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
         10.5            -- Amendment Nos. 1, 2, 3, 4, 5, 6, 7 and 8 to the
                            Consolidated, Amended and Restated Loan Security, dated
                            August 22, 1996, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998)
         10.6            -- Amendment Number Nine to Consolidated Amended and
                            Restated Loan and Security Agreement, dated December 21,
                            1999, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the 1999 10-K)
         10.7            -- Amendment Number Ten to Consolidated Amended and Restated
                            Loan and Security Agreement, dated February 9, 2000,
                            between the Company and Foothill Capital Corporation
                            (incorporated by reference to the 1999 10-K)
         10.8            -- Amendment Number Eleven to Consolidated Amended and
                            Restated Loan and Security Agreement, dated March 22,
                            2000, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the 1999 10-K)
         10.9            -- Forbearance Agreement dated July 1, 2000, between the
                            Company and Foothill Capital Corporation (incorporated by
                            Reference to the 2000 Second Quarter 10-Q)
         10.10           -- Forbearance Agreement dated July 26, 2000 between the
                            Company and Foothill Capital Corporation (incorporated by
                            Reference to the 2000 Second Quarter 10-Q)
         10.11           -- Amendment Number Twelve to Consolidated, Amended and
                            Restated Loan and Security Agreement (incorporated by
                            reference to the 2000 Third Quarter 10-Q)
         10.12           -- Subsidiary Joinder to Amendment Number Twelve
                            (incorporated by reference to the 2000 Third Quarter
                            10-Q)
         10.13           -- Recapitalization Agreement, dated March 1, 1999, between
                            Nomura Asset Capital Corporation, the Company, Malibu
                            Centers, Inc., MEI Holdings and SZ Capital (incorporated
                            by reference to Amendment No. 19 to the Schedule 13D-1
                            filed by MEI Holdings on March 10, 1999)
         10.14           -- Second Amended and Restated Subordination Agreement,
                            dated as of January 20, 1999, among MEI Holdings, the
                            Company and Foothill Capital Corporation (incorporated by
                            reference to Amendment No. 18 to the Schedule 13D-1 filed
                            by MEI Holdings on February 22, 1999 (the "MEI Holdings'
                            Feb 1999 13D-1"))
         10.15           -- Subordination Agreement, dated as of November 16, 1998, among SZ Capital, the Company and Foothill Capital
                            Corporation (incorporated by reference to MEI Holdings'
                            Feb 1999 13D-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.16           -- Registration Rights Agreement, dated as of November 16,
                            1998, between the Company and SZ Capital (incorporated by
                            Reference to the MEI Holdings' Feb 1999 13D-1)
         10.17           -- Second Amended and Restated Recapitalization Agreement,
                            dated July 20, 1999, by and among Malibu Entertainment
                            Worldwide, Inc., Malibu Centers, Inc., Nomura Asset
                            Capital Corporation, Partnership Acquisition Trust V, MEI
                            Holdings, L.P., and S.Z. Capital, L.P., (incorporated by
                            reference to Amendment No. 21 to the Schedule 13D-1 filed
                            by MEI Holdings on July 20, 1999) (incorporated by
                            reference to the 1999 Third Quarter 10-Q)
         10.18           -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and SZ
                            Capital, L.P. (incorporated by reference to Amendment No.
                            21 to the Schedule 13D-1 filed by MEI Holdings on July
                            20, 1999) (incorporated by reference to the 1999 Third
                            Quarter 10-Q)
         10.19           -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and MEI
                            Holdings (incorporated by reference to Amendment No. 21
                            to the Schedule 13D-1 filed by MEI Holdings on July 20,
                            1999) (incorporated by reference to the 1998 Third
                            Quarter 10-Q)
         10.20           -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and Nomura
                            Capital Asset Corporation (incorporated by reference to
                            the 1999 Third Quarter 10-Q)
         10.21           -- Mutual Release between Malibu Entertainment Worldwide,
                            Inc., Malibu Centers, Inc., MEI Holdings, L.P., SZ
                            Capital, L.P. and Nomura Asset Capital Corporation
                            (incorporated by reference to Amendment No. 21 to the
                            Schedule 13D-1 filed by MEI Holdings on July 20, 1999)
                            (incorporated by reference to the 1999 Third Quarter
                            10-Q)
         10.22           -- Agreement dated February 21, 2000 between the Company and
                            Scott and Julia Demerau (incorporated by reference to the
                            1999 10-K)
         10.23           -- Amended and Restated Promissory Note dated April 25,
                            2000, in the principal amount of $1,500,000 in favor of
                            M.B. Seretean (filed herewith)
         21              -- Subsidiaries (filed herewith)
         24              -- Powers of Attorney (filed herewith)

     (b) Reports on Form 8-K: No Reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

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

                                          MALIBU ENTERTAINMENT WORLDWIDE, INC.

                                        By:       /s/ R. SCOTT WHEELER
                                           -------------------------------------
                                                     R. Scott Wheeler
                                                  Chief Financial Officer

Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ RICHARD N. BECKERT                  Chief Executive Officer, Chairman of the Board
-----------------------------------------------------    and Director (principal operating officer)
                 Richard N. Beckert

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

                          *                            Director
-----------------------------------------------------
               Richard M. FitzPatrick

                          *                            Director
-----------------------------------------------------
                  Daniel A. Decker

                          *                            Director
-----------------------------------------------------
                Philip S. Migicovsky

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

* The undersigned, by signing his name hereto, does sign and execute this Report pursuant to the powers of attorney executed by the above-named officers and directors and filed herewith:

By:     /s/ R. SCOTT WHEELER
    --------------------------------
            R. Scott Wheeler
            Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Malibu Entertainment Worldwide, Inc.:

     We have audited the accompanying consolidated balance sheets of Malibu Entertainment Worldwide, Inc. (a Georgia corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malibu Entertainment Worldwide, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has current maturities of debt obligations in amounts greater than its present cash resources, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
March 2, 2001

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                          ASSETS

Current
  Cash and cash equivalents.................................  $   4,131,713   $   1,873,074
  Restricted cash...........................................      1,351,098       1,527,493
  Inventories...............................................        966,551       1,066,042
  Current portion of notes receivable, net..................          8,107          25,436
  Assets held for sale......................................      6,000,000      14,771,621
  Prepaid expenses..........................................        743,463         553,545
                                                              -------------   -------------
          Total current assets..............................     13,200,932      19,817,211
                                                              -------------   -------------
Property and equipment, less accumulated depreciation.......     31,731,844      38,915,251
                                                              -------------   -------------
Other noncurrent
  Investments in and advances to limited partnerships.......         52,076         188,986
  Other assets..............................................        114,231         152,341
  Debt issuance costs, less accumulated amortization........         23,209       1,145,009
  Intangible assets, less accumulated amortization..........        530,233         782,076
                                                              -------------   -------------
          Total other noncurrent assets.....................        719,749       2,268,412
                                                              -------------   -------------
                                                              $  45,652,525   $  61,000,874
                                                              =============   =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of notes payable..........................  $  16,695,042   $   9,726,776
  Accounts payable..........................................      1,544,248       2,353,195
  Accrued expenses..........................................      6,012,011       6,363,829
  Accrued expenses related to assets held for sale..........        584,524         610,902
                                                              -------------   -------------
          Total current liabilities.........................     24,835,825      19,054,702
Noncurrent liabilities
  Line of credit............................................             --       7,500,000
  Term loan revolver........................................             --       2,500,000
  Notes payable.............................................      2,101,754       2,616,666
  Dividends on preferred stock..............................             --       3,383,475
  Other accrued expenses....................................      1,044,736       1,901,784
                                                              -------------   -------------
          Total liabilities.................................     27,982,315      36,956,627
                                                              -------------   -------------
Commitments and contingencies
Shareholders' equity
  Preferred stock, 6,000,000 shares authorized with no par
     value; $100,000 liquidation value
     Series AA, 5,000 shares authorized; 160.78 and 143.71
       outstanding..........................................     16,078,017      14,370,897
     Series BB, 5,000 shares authorized; 370.97 and 327.12
       outstanding..........................................     31,096,920      26,711,089
     Series CC, 5,000 shares authorized; 552.37 and 500.58
       outstanding..........................................     55,236,636      50,058,192
     Series F, 2,700,000 authorized; none outstanding
     Series G, 213,551 authorized; none outstanding
  Common stock, 100,000,000 shares authorized with no par
     value; 57,142,547 shares issued and outstanding........    146,375,428     145,745,010
  Outstanding warrants......................................         60,000         435,100
  Accumulated deficit.......................................   (231,176,791)   (213,276,041)
                                                              -------------   -------------
          Total shareholders' equity........................     17,670,210      24,044,247
                                                              -------------   -------------
                                                              $  45,652,525   $  61,000,874
                                                              =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                        ENDED          ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
OPERATING REVENUES
Entertainment revenue..............................  $ 40,997,519   $ 41,601,482   $ 44,267,680
Other..............................................     1,208,167        684,949      1,188,659
                                                     ------------   ------------   ------------
          Total operating revenues.................    42,205,686     42,286,431     45,456,339
                                                     ------------   ------------   ------------
OPERATING EXPENSES
Entertainment expenses.............................    32,404,246     35,585,738     43,157,091
General and administrative expenses................     5,162,014      4,610,272      8,131,576
Other expenses.....................................       993,233        522,626        690,247
Depreciation and amortization......................     4,612,549      8,577,851     10,181,821
Provision for loss due to impairment of assets.....     5,411,272     44,489,935        127,073
Provision for allowance for accounts receivable
  from partnerships................................            --             --      1,726,363
                                                     ------------   ------------   ------------
          Total operating expenses.................    48,583,314     93,786,422     64,014,171
                                                     ------------   ------------   ------------
Operating loss.....................................    (6,377,628)   (51,499,991)   (18,557,832)
OTHER (EXPENSE) INCOME
Interest expense...................................    (4,364,665)    (7,226,186)   (14,838,193)
Interest income....................................       253,197         68,600         91,306
Other, net.........................................        (8,402)      (152,363)      (858,369)
                                                     ------------   ------------   ------------
Loss before provision for income taxes and
  extraordinary item...............................   (10,497,498)   (58,809,940)   (34,163,088)
Equity in net losses of limited partnerships, net
  of tax of $0.....................................            --             --       (223,159)
Extraordinary item related to debt forgiveness (net
  of tax of $0)....................................       484,668             --             --
                                                     ------------   ------------   ------------
Net loss...........................................  $(10,012,830)  $(58,809,940)  $(34,386,247)
                                                     ============   ============   ============
NET LOSS APPLICABLE TO COMMON STOCK
Net loss...........................................  $(10,012,830)  $(58,809,940)  $(34,386,247)
  Less: Preferred stock dividends (non-cash, in
     kind).........................................     7,887,920      3,383,475             --
                                                     ------------   ------------   ------------
Net loss applicable to common stock................  $(17,900,750)  $(62,193,415)  $(34,386,247)
                                                     ============   ============   ============
Basic and diluted loss per share of common stock...  $      (0.31)  $      (1.26)  $      (0.71)
                                                     ============   ============   ============
Weighted average number of shares of common stock
  used in calculating net loss per share...........    57,142,547     49,356,864     48,457,099
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE        FOR THE        FOR THE
                                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES:
Net loss...........................................  $(10,012,830)  $(58,809,940)  $(34,386,247)
Adjustments to reconcile net loss to net cash used
  in operating activities Equity in net loss of
  limited partnerships.............................            --             --        223,159
Increase in allowance for doubtful accounts........            --             --      1,726,363
Depreciation and amortization......................     4,612,549      8,577,851     10,181,821
Interest expense associated with amortization of
  loan Costs.......................................     1,503,436        910,775      4,141,012
Extraordinary item.................................      (484,668)            --             --
(Gain) loss on sales or write-off of property and
  equipment........................................       (58,868)       (81,563)     1,218,938
Loss on impairment of assets.......................     5,411,272     44,489,935        127,073
Decrease in inventories............................        70,617         87,881        822,601
(Increase) decrease in prepaid expenses............      (115,381)       456,538         21,327
Increase in intangible assets......................            --             --         (8,173)
Decrease in accounts payable.......................      (808,947)    (1,895,870)    (1,374,842)
(Decrease) increase in accrued expenses............    (1,177,890)    (1,471,464)        68,936
Decrease in accrued expenses related to assets held
  for Sale.........................................       (26,378)      (201,250)      (261,562)
Increase in accrued interest due to shareholder....            --      3,409,899      4,299,743
                                                     ------------   ------------   ------------
Cash used in operating activities..................    (1,087,088)    (4,527,208)   (13,199,851)
                                                     ------------   ------------   ------------
INVESTING ACTIVITIES:
Purchases of property and equipment................      (975,073)    (5,968,456)    (8,064,181)
Disposal of property and equipment.................     7,196,825      9,967,171      1,568,287
Principal payments under notes receivable..........        17,329         17,969         78,345
Decrease (increase) in restricted cash.............       176,395       (139,097)       (85,672)
Decrease (increase) in investments in limited
  Partnerships.....................................       136,910        146,850       (104,948)
                                                     ------------   ------------   ------------
Cash provided by (used in) investing activities....     6,552,386      4,024,437     (6,608,169)
                                                     ------------   ------------   ------------
FINANCING ACTIVITIES:
Proceeds from borrowings...........................     2,812,964     10,859,182     17,507,938
Payments of borrowings.............................    (5,874,941)   (12,936,042)    (1,020,501)
Increase in debt issuance costs....................      (400,000)      (400,000)    (2,641,270)
Decrease in interest on notes receivable for
  Employees........................................            --             --        533,346
Issuance of preferred stock........................            --      2,796,219             --
Issuance of common stock...........................       255,318      1,819,150        395,000
                                                     ------------   ------------   ------------
Cash (used in) provided by financing activities....    (3,206,659)     2,138,509     14,774,513
                                                     ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents...     2,258,639      1,635,738     (5,033,507)
Cash and cash equivalents, beginning of year.......     1,873,074        237,336      5,270,843
                                                     ------------   ------------   ------------
Cash and cash equivalents, end of year.............  $  4,131,713   $  1,873,074   $    237,336
                                                     ============   ============   ============
NON-CASH ITEMS:
Dividends on preferred stock.......................  $  7,887,920   $  3,383,475             --
Conversion of debt and accrued interest to
  equity...........................................            --   $ 94,343,959             --

  The accompanying notes are an integral part of these consolidated financial statements.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    PREFERRED STOCK                  TOTAL
                                        ---------------------------------------    PREFERRED        COMMON      OUTSTANDING
                                         SERIES AA     SERIES BB     SERIES CC       STOCK          STOCK        WARRANTS
                                        -----------   -----------   -----------   ------------   ------------   -----------
Balance, December 31, 1997............                                                            141,212,037     2,085,100
  Issuance of common stock............                                                                395,000
  Interest on notes receivable from
    Employees.........................
  Purchase of stock from employees....                                                             (5,331,177)
  Expiration of warrants..............                                                                110,500      (110,500)
  Net loss............................
                                        -----------   -----------   -----------   ------------   ------------   -----------
Balance, December 31, 1998............                                                            136,386,360     1,974,600
  Issuance of common stock............                                                              7,500,000
  Issuance of preferred stock.........   14,370,897    26,711,089    50,058,192     91,140,178
  Expiration of warrants..............                                                              1,539,500    (1,539,500)
  Dividends...........................
  Compensation costs..................                                                                319,150
  Net loss............................
                                        -----------   -----------   -----------   ------------   ------------   -----------
Balance, December 31, 1999............   14,370,897    26,711,089    50,058,192     91,140,178    145,745,010       435,100
  Expiration of warrants..............                                                                375,100      (375,100)
  Dividends on preferred stock........    1,707,120     4,385,831     5,178,444     11,271,395
  Compensation costs..................                                                                255,318
  Net Loss............................
                                        -----------   -----------   -----------   ------------   ------------   -----------
Balance, December 31, 2000............  $16,078,017   $31,096,920   $55,236,636   $102,411,573   $146,375,428   $    60,000
                                        ===========   ===========   ===========   ============   ============   ===========

                                           NOTES
                                        RECEIVABLE
                                           FROM        ACCUMULATED
                                         EMPLOYEES       DEFICIT         TOTAL
                                        -----------   -------------   ------------
Balance, December 31, 1997............   (5,864,523)   (116,696,379)    20,736,235
  Issuance of common stock............                                     395,000
  Interest on notes receivable from
    Employees.........................      533,346                        533,346
  Purchase of stock from employees....    5,331,177
  Expiration of warrants..............
  Net loss............................                  (34,386,247)   (34,386,247)
                                        -----------   -------------   ------------
Balance, December 31, 1998............           --    (151,082,626)   (12,721,666)
  Issuance of common stock............                                   7,500,000
  Issuance of preferred stock.........                                  91,140,178
  Expiration of warrants..............                                          --
  Dividends...........................                   (3,383,475)    (3,383,475)
  Compensation costs..................                                     319,150
  Net loss............................                  (58,809,940)   (58,809,940)
                                        -----------   -------------   ------------
Balance, December 31, 1999............           --    (213,276,041)    24,044,247
  Expiration of warrants..............
  Dividends on preferred stock........                   (7,887,920)     3,383,475
  Compensation costs..................                                     255,318
  Net Loss............................                  (10,012,830)   (10,012,830)
                                        -----------   -------------   ------------
Balance, December 31, 2000............  $        --   $(231,176,791)  $ 17,670,210
                                        ===========   =============   ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     The Company was formed as a result of the combination of Malibu Grand Prix Corporation and Mountasia Entertainment International in 1994. Following the combination, the Company focused on its family entertainment center concept ("FEC"), which generally included a combination of several entertainment attractions at a single location such as miniature golf courses, go-karts, bumper boats, batting cages, video game rooms, souvenir concession stands and, in some parks, scaled grand prix style racetracks utilizing the Company's proprietary Malibu Grand Prix race cars. In 1997, the Company introduced its SpeedZone(R) concept. SpeedZones are primarily designed for young adults and feature the Company's Malibu Grand Prix racing attraction, go-kart type racing attractions and the Company's "Top Eliminator" dragster attraction, together with a restyled clubhouse, miniature golf course, video game room and meeting and party rooms to complement the racing attractions. In 1997, the Company changed its name to Malibu Entertainment Worldwide.

     As of March 2, 2001, the Company operated 14 FECs, three SpeedZones and had partnership interests in two FECs. The Company sold or closed four FECs in 1998, four FECs in 2000 and one FEC in January 2001 that the Company determined did not meet the long-term objectives of the Company.

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

  Property and Equipment

     Property and equipment is stated at the lower of cost less accumulated depreciation or fair market value if write downs are required by SFAS 121, as discussed in Note 5. Depreciation is computed over the lesser of the estimated useful lives of the assets or the term of the lease as applicable. Depreciable lives range from two to thirty-six years and lease terms range from one to twenty-five years. Depreciation is computed using the straight-line method for financial reporting and an accelerated method for income tax purposes. Repairs and maintenance costs are charged to expense when incurred.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

  Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized using the straight-line method, which approximates the effective interest method over the term of the related debt.

  Intangible Assets

     Goodwill, which represents the excess of purchase price over the fair value of assets acquired in connection with the acquisitions of various entities, was previously being amortized over 30 years and, effective in fiscal 2000, is now being amortized over 10 years. Trademarks are capitalized and amortized over 17 years.

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

  Environmental Reserve

     The Company has adopted a policy of providing a reserve for estimated costs of site remediation of its former underground storage tanks on a tank-by-tank basis as soon as a potential liability is reasonably estimable. The Company's reserve is periodically evaluated and adjusted as necessary based on the latest available information.

  Net Loss Per Share of Common Stock

     Net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Potentially issuable shares under stock options were not included in the loss per share calculations because they were anti-dilutive and were insignificant in amount for the years ended December 31, 2000, 1999 and 1998, respectively. Any preferred dividends paid or accrued during the year are reflected as an increase in net loss prior to the calculation of net loss per common share.

  Fair Value of Financial Instruments

     The Company estimates that the fair value of its financial instruments, primarily its debt instruments and notes receivable, approximates the instruments carrying amounts based on the respective instruments terms and maturities. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999.

  Long-Lived Assets

     An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. In situations where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value (Notes 5, 6 & 20).

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could vary from these estimates.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Advertising

     Costs for newspaper, radio, and other media are expensed as the advertised events take place. Advertising expense for 2000, 1999 and 1998 was $1.8 million, $2.5 million, and $3.3 million, respectively.

  Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require recognition and measurement of all derivatives as either assets or liabilities on the balance sheet at fair value. In June 1999, the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," delayed the provisions of SFAS 133 to be effective for fiscal 2001. The Company does not engage in hedging activities and does not expect adoption of this statement will have a material effect on financial position or results of operations.

2. CURRENT OPERATING ENVIRONMENT

     In September 2000, the Company and its primary lender amended the Company's credit agreement to (i) restructure the repayment schedule of $20.4 million of secured debt; (ii) eliminate all covenants that require the Company to maintain financial ratios and similar financial requirements; (iii) remove certain restrictions on the Company in connection with asset divestitures; (iv) in all but one case, require 80% of the proceeds of divestitures to repay this debt instead of specific dollars amounts; and (v) establish a specific asset marketing and disposition plan. In addition, the restructured agreement requires the debt to be reduced as follows: to $17 million by November 30, 2000, to $9 million by April 30, 2001, to $5 million by June 30, 2001 and to $0 in August 2001. The Company closed on the sale of a property in November 2000, which provided the funds sufficient to satisfy the November 30, 2000 repayment requirement.

     The Company also restructured its debt obligations with another lender, which resulted in debt forgiveness of approximately $485,000 during the second quarter.

     On July 20, 1999, the Company completed a land Sale and Leaseback transaction, loan pay down and conversion of debt to equity relating to its Willowbrook, Texas and Puente Hills, California entertainment parks (the "Sale and Leaseback").

     The principal components of the transaction were as follows:

     - Repayment of $11.4 million to one of the Company's principal lenders, $9.1 million of the $11.4 million came from the proceeds of the Sale and Leaseback with the balance being provided by a loan from an entity related to the Company's largest shareholder.

     - This lender, which held $21.4 million of secured debt of a subsidiary of the Company and $21.0 million of other indebtedness advanced through the Company's largest shareholder as an accommodation to the Company, also exchanged the remaining $33.0 million of debt (including $2.0 million of accrued interest) for non-convertible preferred stock of the Company. The lender also received 6,000,000 of the Company's common shares. Pursuant to the transaction documents, if the Company did not redeem the non-convertible preferred stock by December 31, 2000, the lender would be entitled to receive from the Company an additional 2,000,000 shares of the Company's common stock plus 4,000,000 shares of the Company's common stock held by the Company's largest shareholder (see Note 21).

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     - The elimination of $500,000 per month principal amortization payment under the Company's debt to its next largest lender that would have been payable had the land Sale and Leaseback transaction not been completed.

     - Conversion of $50.0 million of debt (including $8.0 million of accrued interest) to the Company's largest shareholder into preferred stock of the Company that is convertible into Company common stock at any time at $2.50 per common share. In addition, $12.0 million of debt (including $400,000 of accrued interest) to an entity related to the Company's largest shareholder was converted into preferred stock of the Company which is convertible into Company common stock at any time after September 30, 2000 at a per common share price of the lower of $2.50 or 120% of market at the time of conversion. This convertible preferred stock has the right to vote with the Company common stock on an "as converted" basis.

     The Company's total indebtedness was reduced by $106.4 million (including accrued interest) in this transaction.

     The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years and the Company has historically funded its operations and capital expenditures principally through external financing, property sales and cash flow from operations. The Company presently expects that it will not have sufficient cash resources to fund its operations after the end of December 2001 unless it is able to generate cash through asset sales or other transactions. Furthermore, the Company will not have sufficient cash resources to fund its debt obligations on April 30, 2001 without selling assets, obtaining other financing or in modifying the terms of its existing indebtedness. Therefore, the Company is continuing to attempt to sell certain assets. If the Company is unsuccessful in selling these assets, in obtaining other financing, modifying the terms of its existing indebtedness or, if the proceeds of such sales are significantly less than their recorded value, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or otherwise significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or affects thereof.

     In December 2000, the Company completed a sale/leaseback on a location for net proceeds of $1.0 million. The net proceeds of the sale/leaseback were used to pay down the Company's primary lender in accordance with the amended loan agreement and to fund working capital requirements.

3. RELATED PARTY TRANSACTIONS

     During 1998, the Company and MEI Holdings (the Company's largest shareholder) amended the terms of two promissory notes that were originally executed in 1997. The amended agreement for the $65,000,000 and $10,000,000 notes of the Company payable to MEI Holdings provided specific terms on which those notes could have been convertible into preferred stock of the Company. Pursuant to the terms of the agreement, the MEI Holdings notes were convertible into preferred stock of the Company as part of the land Sale and Leaseback transaction. (See Notes 2, 10, and 14 for additional discussion.)

     During 1998, the Company entered into a loan agreement with SZ Capital (an entity related to MEI Holdings) to advance up to $30 million to the Company. All required advances were made and were converted into preferred stock of the Company as part of the land Sale and Leaseback transaction. (See Notes 2, 10, and 14 for additional discussion.) The Company and SZ Capital also entered into a registration rights agreement pursuant to which the Company agreed to register the note held by SZ Capital and any preferred or common stock of the Company into which such note is convertible.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

4. NOTES RECEIVABLE

     Notes receivable are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
RELATED PARTIES
Note receivable from Mountasia of Colorado Springs, L.P.,
  interest at 10%; due in March 2005, unsecured.............    $ 50,000       $ 50,000
OTHER
Note receivable from Swingtime, Inc., interest at 9.5%; due
  in January 2001, secured by real and personal property....       8,107         25,436
Notes receivable from an individual, interest at 12%; due on
  demand, unsecured.........................................          --         30,000
                                                                --------       --------
                                                                  58,107        105,436
Less: Reserve for uncollectible notes receivable............     (50,000)       (80,000)
                                                                --------       --------
Current portion.............................................    $  8,107       $ 25,436
                                                                ========       ========

     Future aggregate receipts of notes receivable are due as follows (without giving effect to the reserves reflected above):

YEAR ENDING
DECEMBER 31,
------------
2001......................................................   $58,107

5. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net are summarized as follows:

                                                           DECEMBER 31,   DECEMBER 31,
                                                               2000           1999
                                                           ------------   ------------
Land.....................................................  $  4,077,104   $  5,053,196
Racetracks, miniature golf courses and clubhouses........    28,535,945     31,425,090
Equipment................................................     3,885,369      4,943,710
Games....................................................     5,509,082      5,724,214
Racing lanes.............................................     2,909,534      2,909,534
                                                           ------------   ------------
                                                             44,917,034     50,055,744
Less: Accumulated depreciation...........................   (13,185,190)   (11,140,493)
                                                           ------------   ------------
                                                           $ 31,731,844   $ 38,915,251
                                                           ============   ============

     During 1998, the Company recognized a loss on sale or disposal of assets of approximately $1,219,000, which is recorded in Other, net in the consolidated statement of operations.

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. SFAS 121 requires that a Company review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

     In 2000 and 1999, based on the projected net cash flows and recorded book value of the properties, the Company determined that nine properties in 2000 and ten properties in 1999 were impaired and as such, the

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on current loan appraisal values, or other estimates of fair value, including multiples of cash flow for which other properties have been sold, and based on market conditions that the Company believes approximates current value. Accordingly, actual results could vary significantly from such estimates.

     The total amount of the 2000 and 1999 writedown was $5.4 million and $44.5 million, respectively, and is reflected as provision for loss due to impairment of assets in the accompanying consolidated financial statements. The writedown consisted of $3.7 million in 2000 and $14.5 million in 1999 on assets that the Company sold in 2000 or intends to sell in 2001, (see Note 6 for further discussion) and $1.7 million in 2000 and $30.0 million in 1999 on assets the Company intends to continue to operate. Included in the 1999 writedown was $33.1 million on the three SpeedZone locations due to revaluation of the estimated future cash flows, which was below the recorded net book value.

6. ASSETS HELD FOR SALE

     In January 1999, the Company sold one property being held for sale for $0.7 million and recorded a gain of $0.2 million.

     In December 1999, in connection with an agreement with the Company's primary lender, the Company adopted a plan to sell certain non-core assets. The Company used the proceeds in 2000 to pay down the primary lender's note (See
Note 11 for further discussion). As such, the Company transferred six properties to assets held for sale. The value of the assets held for sale at December 31, 1999 was $14.8 million. The Company operated these properties while pursuing alternatives for their sale. The six properties moved to assets held for sale had revenues of $6.3 million, $6.9 million and $7.9 million and earnings before interest, taxes, depreciation and amortization of $1.0 million, $0.6 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     In 2000, the Company sold four properties being held for sale for approximately $5.7 million. The net proceeds were used to pay down the Company's primary lender in accordance with the agreement.

     The Company intends to sell the remaining three assets held for sale with a value of $6 million in 2001.

7. INVESTMENTS IN AND TRANSACTIONS WITH LIMITED PARTNERSHIPS

     The Company charged fees for management services related to the operation of certain FEC's in which the Company has partnership interests. Management fees for the years ended December 31, 2000, 1999 and 1998 were $0, $5,000, and $78,000, respectively.

     In 1998, the Company recorded a $1.7 million charge for potential uncollectibility of certain receivables from the partnerships.

     On September 24, 1999, the Company sold all but a small fraction of its interest in one of its limited partnerships and its interest in a construction receivable from the partnership for consideration of $0.5 million and the indemnification from a $1.6 million loan guaranty and recorded a gain from such sales of $0.4 million. The proceeds from the sale were used to reduce the principal balance to the Company's primary lender.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

8. INTANGIBLE ASSETS, NET

     Intangible assets, net are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Goodwill....................................................    $592,134      $  870,786
Trademarks..................................................     134,556         134,556
                                                                --------      ----------
                                                                 726,690       1,005,342
Less: accumulated amortization..............................    (196,457)       (223,266)
                                                                --------      ----------
                                                                $530,233      $  782,076
                                                                ========      ==========

     During 2000 and 1999, the Company wrote down the carrying value of goodwill associated with certain impaired assets by $203,042 and $179,124, respectively (Notes 6 and 20).

9. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Payroll and related expenses................................   $1,858,886     $2,174,791
Environmental...............................................      984,844      1,097,324
Insurance...................................................      742,274        927,267
Accrued rent................................................      502,360        547,918
Sales tax...................................................      254,437        469,147
Property taxes..............................................      216,316        320,890
Interest....................................................      230,096        201,499
Accrued legal...............................................       50,000         75,281
Other.......................................................    1,172,798        549,712
                                                               ----------     ----------
                                                               $6,012,011     $6,363,829
                                                               ==========     ==========

     Total long-term and short-term environmental reserves were $984,844 and $1,097,324 in 2000 and 1999, respectively. Environmental expenses paid and expensed in 2000, 1999 and 1998 were $112,480 and $0; $681,186 and $0; and
$1,220,943 and $0, respectively.

10. NOTES PAYABLE TO SHAREHOLDER

     During 1997, the Company entered into two promissory notes with MEI Holdings with terms which management believed to be comparable to terms, which would be attainable from third parties. The initial amounts of the two promissory notes were $9.5 million and $30.0 million, respectively. As subsequently amended, the first promissory note was for $10.0 million and bore interest at LIBOR plus 350 basis points, was unsecured and was payable in July 1999 and the second promissory note was for maximum borrowings of up to $65.0 million with interest at 10% and was to mature in August 2001. In connection with the land Sale and Leaseback transaction, these notes were converted into preferred stock. (See Notes 2, 3, and 14 for additional discussions.) MEI Holdings has the option, but is not obligated, to purchase preferred stock amounts in excess of the amounts initially converted.

     During 1998, the Company entered into an unsecured promissory note with SZ Capital (an entity related to MEI Holdings) with terms management believed were comparable to terms, which would be attainable from third parties. SZ Capital could have, but was not obligated to, advance up to $30,000,000. In connection

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

with the land Sale and Leaseback transaction, the note was converted into preferred stock. SZ Capital has the option, but is not obligated, to purchase preferred stock in excess of the amounts initially converted. At December 31, 1998, SZ Capital had advanced the Company approximately $2.9 million plus accrued interest. Prior to the land Sale and Leaseback transaction, SZ Capital had advanced $6.0 million to the Company in 1999. In addition, SZ Capital purchased $2.8 million worth of additional preferred stock as of December 31, 1999. No additional stock was purchased in 2000. (See Notes 2 and 3 for further discussions.)

11. LINE OF CREDIT AND TERM LOAN REVOLVER

     In 1996, the Company entered into a loan agreement ("Senior Credit Facility"), which was amended during 1997, 1999 and 2000, with a U.S. based financial institution to provide $20 million in senior credit facilities. The Senior Credit Facility was comprised of a $12.5 million senior secured term loan and a $7.5 million secured revolving credit facility.

     In December 1999, the Company renegotiated the terms of its term loan and revolver. Under the new agreement, the Company would receive an additional $4.8 million, all of which was advanced as of December 31, 2000. The terms of the 1999 agreement required the Company to maintain operating earnings levels for core assets and a pay down of the notes to $10,000,000 by June 30, 2000. Under certain conditions, the pay down could have been extended to August 31, 2000.

     The agreement was amended again in September 2000. The revised agreement was amended as follows: (i) restructure the repayment schedule of $20.4 million of secured debt; (ii) eliminate all covenants that require the Company to maintain financial ratios and similar financial requirements; (iii) remove certain restrictions on the Company in connection with asset divestitures; (iv) in all but one case, require 80% of the proceeds of divestitures to repay this debt instead of specific dollar amounts; and (v) establish a specific asset marketing and disposition plan. In addition, the restructured agreement required the debt to be reduced as follows: to $17 million by November 30, 2000, to $9 million by April 30, 2001, to $5 million by June 30, 2001, and $0 by August 31, 2001. The Company closed on the sale of a property in November 2000, which provided the funds sufficient to satisfy the November 30, 2000 repayment requirement.

     The credit facilities are secured by substantially all of the Company's assets and bear interest at a floating reference rate plus 3.0% (12.5% at December 31, 2000).

     In 2000 and 1999, the Company paid $5.4 million and $666,000, respectively, on the note. At December 31, 2000 and 1999, the outstanding balance under the loans was $16.2 million and $19.2, respectively.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

12. NOTES PAYABLE AND SUBORDINATED DEBENTURES

     Notes payable are summarized as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Mortgage notes bearing interest at prime plus 2.75% to
  11.5%, weighted average interest rate of 9% and 10%,
  respectively, payable in various monthly installments of
  principal and interest and balloon payments through 2018;
  secured by land and miniature golf courses................   $  849,848     $  861,625
Notes payable bearing interest at rates ranging from 14.9%
  to 18.6%, to weighted average interest rate of 16% with
  various maturity dates through 2002, secured by games.....      315,514             --
Notes payable to financial institutions bearing interest at
  rates ranging from 8% to 10%, weighted average interest
  rate of 9%, with various maturity dates through 2003;
  secured by land, miniature golf courses, equipment and
  intangibles...............................................       62,678        240,098
Note payable to a former shareholder........................    1,362,632      2,007,639
                                                               ----------     ----------
                                                                2,590,672      3,109,362
Less: Current portion.......................................     (488,918)      (492,696)
                                                               ----------     ----------
                                                               $2,101,754     $2,616,666
                                                               ==========     ==========

     Future maturities of notes payable are as follows:

YEAR ENDING
DECEMBER 31,
------------
2001....................................................   $  488,918
2002....................................................      372,125
2003....................................................      270,727
2004....................................................      285,730
2005....................................................      305,085
Thereafter..............................................      868,087
                                                           ----------
                                                           $2,590,672
                                                           ==========

     The note payable to a former shareholder represented a note, which bore interest at 8% per annum and was unsecured. During the second quarter of 2000, the Company restructured this debt obligation, which resulted in debt forgiveness of approximately $485,000. Under the terms of the new note agreement for $1.5 million with 7% interest, the Company will pay approximately $210,000 per year plus interest through May 1, 2006.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

13. INCOME TAXES

     The provision for income taxes is as follows:

                                                              FOR THE YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Federal taxes -- current
Deferred income taxes...........................         --             --             --
                                                    -------        -------        -------
Provision for income taxes......................

     As of December 31, 2000, the Company has a tax net operating loss carry forward of approximately $168,873,000 for income tax purposes which expires in 2005-2020. In addition, the Company has a capital loss carry forward of $3,000 which expires in 2004. There are certain limitations that could be imposed by the Internal Revenue Code regarding the amount of carry forwards that may be utilized each year. The Company also has available alternative minimum tax credit carry forwards of approximately $292,000, which may be used to offset future regular income tax and the Company believes that it is possible that the application of this carry forward could be subject to stringent restrictions.

     The primary differences between the statutory income tax rate and the Company's effective income tax rate are changes in the valuation allowances. The Company has not recognized a deferred tax asset resulting from the tax loss carry forwards generated from operations or other temporary differences in each of the three years in the period ended December 31, 2000 due to the uncertainty related to the recoverability of that asset.

     Significant components of the Company's net deferred income tax assets are as follows:

                                                           DECEMBER 31,   DECEMBER 31,
                                                               2000           1999
                                                           ------------   ------------
Deferred tax liabilities:
  Depreciation...........................................  $ 11,794,430   $ 11,782,072
  Syndication revenue....................................     1,235,190      1,235,190
  Other..................................................        70,572         61,525
                                                           ------------   ------------
  Gross deferred tax liabilities.........................    13,100,192     13,078,787
Deferred tax assets:
  Net operating loss carry forward.......................   (64,179,318)   (58,341,387)
  Equity in net earnings of limited Partnerships.........            --         (5,464)
  Minimum tax credit carry forward.......................      (292,060)      (292,060)
  Loss on impairment of assets...........................   (23,232,798)   (24,946,193)
  Bad debts..............................................      (391,817)      (514,328)
  Accrued expenses.......................................    (1,557,455)    (2,139,284)
  Capital loss carry forward.............................        (1,178)      (368,910)
  Other..................................................    (1,828,036)    (1,843,908)
                                                           ------------   ------------
  Gross deferred tax assets..............................   (91,482,662)   (88,451,534)
                                                           ------------   ------------
                                                            (78,382,470)   (75,372,747)
Less: Valuation allowance................................    78,382,470     75,372,747
                                                           ------------   ------------
                                                           $         --   $         --
                                                           ============   ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

14. SHAREHOLDERS' EQUITY

  Common Stock

     During the periods ended December 31, 2000, 1999, and 1998, the Company purchased and canceled 0, 0, and 1,974,761 shares of common stock.

     On July 20, 1999, the Company issued 6,000,000 shares of common stock to one of its principal lenders.

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

     On July 20, 1999, in connection with the land Sale and Leaseback transaction, the Company issued 115.75 shares of Series AA Preferred Stock ("Series AA"), 327.12 shares of Series BB Preferred Stock ("Series BB") and
500.58 shares of Series CC Preferred Stock ("Series CC"). Additional shares were purchased after the initial issuance to bring the year-end total for Series AA Preferred Stock to 143.71 shares.

     On Series AA any time prior to January 1, 2004, 9% per annum cumulative dividends will be payable quarterly in cash or in kind at the Company's option. Dividends will not be paid in kind on or after January 1, 2004 unless the Company so elects and the holders of the Series AA agree. Series AA is senior in dividend and liquidation preference to all other capital stock at $100,000 per share plus accrued and unpaid dividends. Series AA is redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series AA is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Beginning September 30, 2000, Series AA is convertible at any time at the holder's option into the Company's common stock at 120% of market at the time of the conversion, calculated on the volume weighted trading price for the 20 day period prior to conversion, but not to exceed $2.50 per share.

     On Series BB any time prior to January 1, 2002, 9% per annum cumulative dividends will be payable quarterly in cash or in kind at the Company's option. Dividends may not be paid in kind on or after January 1, 2002 unless the Company so elects and the holders of the Series BB agree. Series BB is senior in dividend and liquidation preference to all other capital stock except Series AA at $100,000 per share plus accrued and unpaid dividends. Series BB is redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series BB is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Unless waived by a majority of the holders of Series AA, no shares of Series BB may be redeemed if any Series AA remains outstanding. The Company had committed to issue an additional 2 million shares of common stock and the majority shareholder of the Company had committed to transfer an additional 4 million shares of common stock of the Company to the holder of Series BB if the Series BB had not been redeemed prior to December 31, 2000 (see Note 21).

     On Series CC any time prior to January 1, 2002, 7% per annum cumulative dividends will be payable quarterly in cash or in kind at the Company's option. Dividends may not be paid in kind on or after January 1, 2002 unless the Company so elects and the holders of the Series CC agree. Series CC is junior to Series AA and Series BB but senior to all other capital stock at $100,000 plus accrued and unpaid dividends. Series CC is

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

redeemable by the Company at liquidation value plus accrued dividends until January 1, 2001. Thereafter, Series CC is redeemable as follows: (i) between January 1, 2001 and January 1, 2002 at 105% of liquidation value plus accrued and unpaid dividends and (ii) during each of the next 4 one year periods thereafter, at a premium to liquidation value that decreases 1% each year plus accrued and unpaid dividends. Unless waived by a majority of the holders of each of the Series AA and Series BB, no Series CC may be redeemed if any Series AA or Series BB remains outstanding. Series CC is convertible into common stock at $2.50 per share.

  Common Stock Options

     On September 3, 1993, the Company adopted the Mountasia 1993 Incentive Stock Option Plan (the "1993 Plan"). The 1993 Plan was amended during fiscal 1995 and provides for the issuance of options covering up to 1,250,000 shares of common stock (subject to appropriate adjustments in the event of stock splits, stock dividends and similar dilutive events). The options vest immediately and expire four to five years from the date of grant. There was no activity in 2000 or 1999 under 1993 Plan. Previous year activity is as follows:

                                                                     1998
                                                              ------------------
                                                              OPTIONS     WTD.
                                                                TO      AVERAGE
                                                              ACQUIRE   EXERCISE
                                                              SHARES     PRICE
                                                              -------   --------
Outstanding as of January 1,................................   21,700     8.00
  Granted...................................................       --       --
  Exercised.................................................       --       --
  Expired or forfeited......................................  (21,700)    8.00
                                                              -------     ----
Outstanding as of December 31,..............................       --       --
                                                              -------     ----
Exercisable as of December 31,..............................       --       --

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

                                        2000                 1999                 1998
                                 ------------------   ------------------   ------------------
                                 OPTIONS     WTD.     OPTIONS     WTD.     OPTIONS     WTD.
                                   TO      AVERAGE      TO      AVERAGE      TO      AVERAGE
                                 ACQUIRE   EXERCISE   ACQUIRE   EXERCISE   ACQUIRE   EXERCISE
                                 SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                 -------   --------   -------   --------   -------   --------
Outstanding as of January 1,...   75,000     4.16     65,000      4.62      73,000     4.81
  Granted......................   70,000     0.19     10,000      1.19      10,000     1.31
  Exercised....................       --       --         --        --          --       --
  Expired or forfeited.........   (5,000)    7.36         --        --     (18,000)    3.59
                                 -------     ----     ------      ----     -------     ----
Outstanding as of December
  31,..........................  140,000     2.06     75,000      4.16      65,000     4.62
                                 -------     ----     ------      ----     -------     ----
Exercisable as of December
  31,..........................  140,000     2.06     75,000      4.16      65,000     4.62

     The options at December 31, 2000, have a range of exercise prices of $0.1875 to $8.75 with a weighted average life of 8 years remaining before expiration.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     In conjunction with the purchase of Malibu Grand Prix Corporation, the Company granted MGP Holdings, Inc., or its nominee, an option to acquire, for a period of five years from November 15, 1994, 200,000 common shares at $12.00 per share. The option expired November 15, 1999.

     In 1997, the Company adopted the Long-term Incentive Plan (the "1997 Plan"), which was implemented to attract and retain qualified officers and other key employees of the Company and to provide such employee with appropriate incentives. The 1997 Plan provides for issuance of options and restricted shares up to 4,000,000 shares. No options or restricted shares were granted in 1997. As of December 31, 2000, 1999 and 1998, the Company had issued, at market value, 930,500; 209,000 and 918,100, respectively, options at prices ranging from $0.3125 to $3.00. The 1998 and 1999 options under the 1997 Plan vest over 4 years and expire 10 years from date of grant. The 2000 options under the 1997 Plan vest over 2 years and expire 10 years from date of grant. The weighted average years remaining life before expiration is 8.6 years. Option activity under the 1997 Plan is as follows:

                                  2000                     1999                     1998
                         ----------------------   ----------------------   ----------------------
                         OPTIONS TO   WTD. AVG.   OPTIONS TO   WTD. AVG.   OPTIONS TO   WTD. AVG.
                          ACQUIRE     EXERCISE     ACQUIRE     EXERCISE     ACQUIRE     EXERCISE
                           SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                         ----------   ---------   ----------   ---------   ----------   ---------
Outstanding as of
  January 1,...........    911,700       1.68       918,100      2.33            --         --
  Granted..............    930,500     0.3125       209,000      0.83       918,100       2.33
  Exercised............         --         --            --        --            --         --
  Expired or
     forfeited.........   (204,100)      3.00      (215,400)     3.00            --         --
                         ---------     ------      --------      ----       -------       ----
Outstanding as of
  December 31,.........  1,638,100       1.10       911,700      1.68       918,100       2.33
                         ---------     ------      --------      ----       -------       ----
Exercisable as of
  December 31,.........    570,175       1.32       175,675      2.33            --         --

     Under the 1997 Plan, the Company also authorized and issued, at market value, to a key officer, 500,000 shares of restricted stock with 100% cliff vesting on August 17, 2002.

     In September 1998 and April 2000, the Company authorized and issued, at market value, 1,000,000 options to the same key employee at an exercise price of $2.00 and $0.25, respectively. No options have been exercised to date. The 1998 options vest over 4 years and expire 10 years from date of grant. The 2000 options vest over 2 years and expire 10 years from date of grant.

     The Company applies APB No. 25 in accounting for options granted. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on fair value at the grant dates, consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following proforma amounts:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------
                                                 2000                        1999                        1998
                                       -------------------------   -------------------------   -------------------------
                                       AS REPORTED    PROFORMA     AS REPORTED    PROFORMA     AS REPORTED    PROFORMA
                                       -----------   -----------   -----------   -----------   -----------   -----------
Net loss.............................  (17,900,750)  (18,870,079)  (62,193,415)  (62,966,860)  (34,386,247)  (34,687,590)
Basic and dilutive loss per share....        (0.31)        (0.33)        (1.26)        (1.28)         (.71)         (.72)

     At December 31, 2000, 1999 and 1998, the weighted average fair value of options granted was $0.28, $0.85 and $2.16, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; risk free interest rates of 6.49%, 6.26% and 5.32%, expected dividend yields of 0.0%, 0.0% and 0.0%, expected lives of 10 years and expected volatility of 79.86%, 65.84% and 57.89%.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

  Warrants

     In connection with the issuance of the 10% Debentures in September 1995, the Company issued warrants to purchase 82,069 and 111,034 common shares at $8.70 per share to the underwriter as compensation for investment services. These warrants expired in September 2000. In connection with the amendments to the 10% Debentures and the Preferred A Stock the Company reduced the exercise price on 79,607 of the warrants to $5.125.

     In 2000 and 1999, 193,153 and 550,000 warrants with a recorded value of $375,100 and $1.54 million, respectively expired. At December 31, 2000, 30,000 warrants remain outstanding that were originally issued in 1996 in connection with a lawsuit settlement. These warrants will expire in 2001.

15. 401(k) PLAN

     In May 1997, the Company adopted the Malibu Entertainment Worldwide, Inc. 401(k) plan (the "plan"). All full-time employees are eligible to participate in the plan after one full year of service. The Company matches 25% of each dollar contributed to this plan up to 6% of an employee's salary. Participants who terminate service for reasons other than retirement, death, or full and permanent disability prior to the completion of six years of service, will forfeit the nonvested portion of their company matched accounts according to the following schedule:

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

     The Company recognized expense related to the 401(k) plan of $10,400, $9,900 and $61,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

16. COMMITMENTS AND CONTINGENCIES

     The Company leases its office, some operating facilities and certain equipment under operating leases. The following schedule summarizes the future minimum lease payments required, excluding percentage rents, under noncancelable operating leases:

YEAR ENDING
DECEMBER 31,
------------
2001....................................................    4,578,518
2002....................................................    3,568,184
2003....................................................    2,598,472
2004....................................................    2,368,275
2005....................................................    2,041,957
Thereafter..............................................   30,935,219
                                                          -----------
                                                          $46,090,625
                                                          ===========

     Rental expense totaled approximately $4,516,000, $4,353,000 and $4,300,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.

     The Company currently has a sponsorship contract with an entity that has a relationship with NASCAR drivers. The contract expires in 2002; however, the Company has the right to terminate the agreement under certain conditions. Future payments under this contract are as follows:

                       YEAR ENDING
                       DECEMBER 31,
                       ------------
2001......................................................   100,000
2002......................................................   100,000
                                                            --------
                                                            $200,000
                                                            ========

     In addition, in connection with sponsorship contracts that expired in 1999, the Company has an obligation to issue common stock with a value of $82,080 to two entities.

17. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest of approximately $2,861,000, $1,800,000 and $8,739,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the periods ended December 31, 2000 and 1999 are as follows:

                                                     YEAR ENDED DECEMBER 31, 2000
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues.............................  $ 8,936   $12,956   $13,053   $ 7,261
Operating expenses.............................   10,409    11,914    11,971    14,289
Operating income (loss)........................   (1,473)    1,042     1,082    (7,028)
Net income (loss)..............................   (2,618)      163       101    (7,659)
Preferred dividends............................    1,857     1,877     2,049     2,105
Net loss to common shareholders................   (4,475)   (1,715)   (1,949)   (9,762)
Loss per common share(A).......................  $ (0.08)  $ (0.03)  $ (0.03)  $ (0.17)

                                                      YEAR ENDED DECEMBER 31, 1999
                                                 --------------------------------------
                                                  FIRST    SECOND     THIRD     FOURTH
                                                 -------   -------   -------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues.............................  $ 8,419   $12,346   $12,865   $  8,656
Operating expenses.............................   11,194    12,957    13,799     55,836
Operating loss.................................   (2,775)     (610)     (934)   (47,180)
Net loss.......................................   (5,323)   (3,590)   (2,129)   (47,768)
Preferred dividends............................       --        --     1,485      1,898
Net loss to common shareholders................   (5,323)   (3,590)   (3,614)   (49,666)
Loss per common share(A).......................  $  (.11)  $  (.08)  $  (.07)  $  (1.00)

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

     As of the date of this Report, the Company, based on consultation with legal counsel, does not believe that any such matter is reasonably likely to have a material adverse effect on the Company's financial position or results of operations. However, there necessarily can be no assurance in this regard or that the Company will not be subject to material claims or legal proceedings or requirements in the future.

20. FOURTH QUARTER CHARGES

     During the fourth quarters of each of 2000, 1999 and 1998 the Company recorded a loss due to impairment of assets in accordance with the provisions of SFAS 121 of $5.4 million, $44.5 million and $0.1 million respectively, principally as a result of adjustments in the carrying value of assets resulting from the implementation of its new business plan and the determination that the carrying value of such assets was higher than their undiscounted expected future cash flows. In 1998, the Company recorded a $1.7 million charge for potential uncollectibility of a receivable from the partnerships.

21. SUBSEQUENT EVENT (UNAUDITED)

     On March 30, 2001, the Company's largest shareholder and the holder of Series BB stock entered into an agreement which suspended the Company's obligation to issue the additional shares of the Company's common stock, that were required to be issued by December 31, 2000, until September 30, 2002, and may eliminate the obligation entirely.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Articles of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for
                            the year ended September 30, 1993 (the "1993 10-K"))
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K,
                            dated June 19, 1996 (the "1996 8-K"))
          3.3            -- Certificate of Designations for Series AA Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q)
          3.4            -- Certificate of Designation for Series BB Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q)
          3.5            -- Certificate of Designation for Series CC Preferred Stock
                            dated July 20, 1999 (incorporated by reference to the
                            1999 Third Quarter 10-Q)
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to the 1993 10-K)
          4.2            -- Preferred Stock Designations (incorporated by reference to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1996 (the "1996 10-K"))
         10.1            -- 1993 Incentive Stock Option Plan (incorporated by
                            reference to the Company's Registration Statement on Form
                            SB-2 filed on November 3, 1993 (File No. 33-68454-A) (the
                            "Registration Statement"))
         10.2            -- 1993 Company Non-employee Director Stock Option Plan with
                            Form of option agreement (incorporated by reference to
                            the Registration Statement)
         10.3            -- Equity Incentive Plan (incorporated by reference to Annex
                            A of the Company's proxy statement on Schedule 14A for
                            The 1997 Annual Meeting Of Shareholders)
         10.4            -- Consolidated Amended and Restated Loan and Security
                            Agreement, dated August 22, 1996, between the Company and
                            Foothill Capital Corporation (incorporated by reference
                            to 1996 10-K)
         10.5            -- Amendment Nos. 1, 2, 3, 4, 5, 6, 7 and 8 to the
                            Consolidated, Amended and Restated Loan Security, dated
                            August 22, 1996, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the Company's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998)
         10.6            -- Amendment Number Nine to Consolidated Amended and
                            Restated Loan and Security Agreement, dated December 21,
                            1999, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the 1999 10-K)
         10.7            -- Amendment Number Ten to Consolidated Amended and Restated
                            Loan and Security Agreement, dated February 9, 2000,
                            between the Company and Foothill Capital Corporation
                            (incorporated by reference to the 1999 10-K)
         10.8            -- Amendment Number Eleven to Consolidated Amended and
                            Restated Loan and Security Agreement, dated March 22,
                            2000, between the Company and Foothill Capital
                            Corporation (incorporated by reference to the 1999 10-K)
         10.9            -- Forbearance Agreement dated July 1, 2000, between the
                            Company and Foothill Capital Corporation (incorporated by
                            Reference to the 2000 Second Quarter 10-Q)
         10.10           -- Forbearance Agreement dated July 26, 2000 between the
                            Company and Foothill Capital Corporation (incorporated by
                            Reference to the 2000 Second Quarter 10-Q)
         10.11           -- Amendment Number Twelve to Consolidated, Amended and
                            Restated Loan and Security Agreement (incorporated by
                            reference to the 2000 Third Quarter 10-Q)
         10.12           -- Subsidiary Joinder to Amendment Number Twelve
                            (incorporated by reference to the 2000 Third Quarter
                            10-Q)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.13           -- Recapitalization Agreement, dated March 1, 1999, between
                            Nomura Asset Capital Corporation, the Company, Malibu
                            Centers, Inc., MEI Holdings and SZ Capital (incorporated
                            by reference to Amendment No. 19 to the Schedule 13D-1
                            filed by MEI Holdings on March 10, 1999)
         10.14           -- Second Amended and Restated Subordination Agreement,
                            dated as of January 20, 1999, among MEI Holdings, the
                            Company and Foothill Capital Corporation (incorporated by
                            reference to Amendment No. 18 to the Schedule 13D-1 filed
                            by MEI Holdings on February 22, 1999 (the "MEI Holdings'
                            Feb 1999 13D-1"))
         10.15           -- Subordination Agreement, dated as of November 16, 1998, among SZ Capital, the Company and Foothill Capital
                            Corporation (incorporated by reference to MEI Holdings'
                            Feb 1999 13D-1)
         10.16           -- Registration Rights Agreement, dated as of November 16,
                            1998, between the Company and SZ Capital (incorporated by
                            Reference to the MEI Holdings' Feb 1999 13D-1)
         10.17           -- Second Amended and Restated Recapitalization Agreement,
                            dated July 20, 1999, by and among Malibu Entertainment
                            Worldwide, Inc., Malibu Centers, Inc., Nomura Asset
                            Capital Corporation, Partnership Acquisition Trust V, MEI
                            Holdings, L.P., and S.Z. Capital, L.P., (incorporated by
                            reference to Amendment No. 21 to the Schedule 13D-1 filed
                            by MEI Holdings on July 20, 1999) (incorporated by
                            reference to the 1999 Third Quarter 10-Q)
         10.18           -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and SZ
                            Capital, L.P. (incorporated by reference to Amendment No.
                            21 to the Schedule 13D-1 filed by MEI Holdings on July
                            20, 1999) (incorporated by reference to the 1999 Third
                            Quarter 10-Q)
         10.19           -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and MEI
                            Holdings (incorporated by reference to Amendment No. 21
                            to the Schedule 13D-1 filed by MEI Holdings on July 20,
                            1999) (incorporated by reference to the 1998 Third
                            Quarter 10-Q)
         10.20           -- Registration Rights Agreement, dated July 20, 1999, by
                            and between Malibu Entertainment Worldwide and Nomura
                            Capital Asset Corporation (incorporated by reference to
                            the 1999 Third Quarter 10-Q)
         10.21           -- Mutual Release between Malibu Entertainment Worldwide,
                            Inc., Malibu Centers, Inc., MEI Holdings, L.P., SZ
                            Capital, L.P. and Nomura Asset Capital Corporation
                            (incorporated by reference to Amendment No. 21 to the
                            Schedule 13D-1 filed by MEI Holdings on July 20, 1999)
                            (incorporated by reference to the 1999 Third Quarter
                            10-Q)
         10.22           -- Agreement dated February 21, 2000 between the Company and
                            Scott and Julia Demerau (incorporated by reference to the
                            1999 10-K)
         10.23           -- Amended and Restated Promissory Note dated April 25,
                            2000, in the principal amount of $1,500,000 in favor of
                            M.B. Seretean (filed herewith)
         21              -- Subsidiaries (filed herewith)
         24              -- Powers of Attorney (filed herewith)