Form 10-Q
period 2001-03-31
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2001-05-11
CIK 912027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2001

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

                                 ---------------


Securities registered pursuant to Section 12 (g) of the Securities Exchange Act:

                                 TITLE OF CLASS
                           Common Stock, no par value

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 4, 2001, 57,142,547 shares of the Company's Common Stock were outstanding.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,
                                                                                         2001             DECEMBER 31,
                                                                                     (UNAUDITED)              2000
                                                                                  -------------------  -------------------
ASSETS
Current assets
   Cash and cash equivalents                                                     $         2,310,495  $         4,131,713
   Restricted cash                                                                         1,454,052            1,351,098
   Inventories                                                                               976,752              966,551
   Current portion of notes receivable                                                         8,107                8,107
   Assets held for sale                                                                    5,000,000            6,000,000
   Prepaid expenses                                                                          758,153              743,463
                                                                                  -------------------  -------------------
        Total current assets                                                              10,507,559           13,200,932
                                                                                  -------------------  -------------------
Property and equipment, less accumulated depreciation                                     31,029,871           31,731,844
                                                                                  -------------------  -------------------
Other noncurrent assets
   Investments in and advances to limited partnerships                                         6,124               52,076
   Other assets                                                                              108,730              114,231
   Debt issuance costs, less accumulated amortization                                              -               23,209
   Intangible assets, less accumulated amortization                                          467,759              530,233
                                                                                  -------------------  -------------------
        Total other noncurrent assets                                                        582,613              719,749
                                                                                  -------------------  -------------------
                                                                                 $        42,120,043  $        45,652,525
                                                                                  ===================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of notes payable                                              $        15,956,531  $        16,695,042
   Accounts payable                                                                          738,592            1,544,248
   Accrued expenses                                                                        6,639,455            6,012,011
   Accrued expenses related to assets held for sale                                          537,628              584,524
                                                                                  -------------------  -------------------
        Total current liabilities                                                         23,872,206           24,835,825

   Notes payable                                                                           1,976,515            2,101,754
   Other accrued expenses                                                                  1,036,960            1,044,736
                                                                                  -------------------  -------------------
        Total liabilities                                                                 26,885,681           27,982,315
                                                                                  -------------------  -------------------


   Commitments and contingencies

   Shareholders' equity
     Preferred stock, 6,000,000 shares authorized with no par value; $100,000 liquidation value
        Series AA, 5000 shares authorized; 165.45 and 161.99 outstanding                  16,544,514           16,078,017
        Series BB, 5000 shares authorized; 378.88 and 370.97 outstanding                  31,888,170           31,096,920
        Series CC, 5000 shares authorized; 561.61 and 552.37 outstanding                  56,161,135           55,236,636
        Series F, 2,700,000 authorized; none outstanding
        Series G, 213,551 authorized; none outstanding
    Common stock, 100,000,000 shares authorized with no par
         value; 57,142,547 shares issued and outstanding                                 146,438,138          146,375,428
    Outstanding warrants                                                                      60,000               60,000
    Accumulated deficit                                                                 (235,857,595)        (231,176,791)
                                                                                  -------------------  -------------------
        Total shareholders' equity                                                        15,234,362           17,670,210
                                                                                  -------------------  -------------------
                                                                                 $        42,120,043  $        45,652,525
                                                                                  ===================  ===================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------

                                                       2001             2000
                                                    -----------      -----------
OPERATING REVENUES
Entertainment revenue                              $ 7,416,522      $ 8,936,560
                                                    -----------      -----------

OPERATING EXPENSES
Entertainment expenses                               7,044,359        7,692,343
General and administrative expenses                  1,264,214        1,361,218
Other expenses                                         222,429          185,138
Depreciation and amortization                          910,143        1,170,312
                                                    -----------      -----------

Total operating expenses                             9,441,145       10,409,011
                                                    -----------      -----------


Operating Loss                                      (2,024,623)      (1,472,451)

OTHER (EXPENSE) INCOME
Interest expense                                      (503,438)      (1,153,228)
Interest income                                         44,132           31,666
Other, net                                             (14,629)         (23,977)
                                                    -----------      -----------

Net Loss                                           $(2,498,558)     $(2,617,990)
                                                    ===========      ===========


NET LOSS APPLICABLE TO COMMON STOCK
Net loss                                           $(2,498,558)     $(2,617,990)
  Less: Preferred stock dividends
(non-cash)                                           2,182,247        1,856,785
                                                    -----------      -----------
Net loss applicable to common stock                $(4,680,805)     $(4,474,775)
                                                    ===========      ===========

Basic and diluted loss per share of common
stock                                              $     (0.08)     $     (0.08)
                                                    ===========      ===========


Weighted average number of shares of
    common stock used in calculating
    net loss per share                              57,142,547       57,142,547
                                                    ===========      ===========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31
                                                                        2001          2000
                                                                    ------------   -----------
Operating activities:
    Net loss                                                        $(2,498,558)   $(2,617,990)
    Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities
    Depreciation and amortization                                       910,143      1,170,312
    Interest expense associated with amortization of loan costs          23,209        489,780
    Non-cash compensation expense                                        62,710         63,829
    (Gain) loss on sale of property and equipment                       (32,097)        25,234
    Changes in assets and liabilities
       Increase in inventories                                          (10,201)       (44,411)
       (Increase) decrease in prepaid expenses and other
        assets                                                          (47,736)        81,398
       Increase in debt issuance costs
        and intangible assets                                                 -       (400,000)
       Decrease in accounts payable                                    (805,656)    (1,154,516)
       Increase in accrued expenses                                     630,189        688,569
       Decrease in accrued expenses related to assets
        held for sale                                                   (46,896)        (4,909)
                                                                    -----------    -----------

          Cash used in operating activities                          (1,814,893)    (1,702,704)
                                                                    -----------    -----------

Investing activities:
    Purchases of property and equipment                                (157,303)       (50,675)
    Proceeds from assets held for sale                                1,069,509              -
    Proceeds from disposal of property and equipment                      2,221         10,900
    Decrease in investments in and advances to
     limited partnerships                                                45,952         72,799
    (Increase) decrease in restricted cash                             (102,954)        18,968
                                                                    -----------    -----------
          Cash (used in) provided by investing activities               857,425         51,992
                                                                    -----------    -----------

Financing activities:
    Proceeds from borrowings                                                  -      2,400,000
    Payments of borrowings                                             (863,750)      (112,065)
                                                                    -----------    -----------
          Cash (used in) provided by financing activities              (863,750)     2,287,935
                                                                    -----------    -----------

(Decrease) increase in cash and cash equivalents                     (1,821,218)       637,223
Cash and cash equivalents, beginning of period                        4,131,713      1,873,074
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $ 2,310,495    $ 2,510,297
                                                                    ===========    ===========

Cash paid for interest                                              $   557,552    $   592,702
                                                                    ===========    ===========

Non-cash dividends on preferred stock                               $ 2,182,247    $ 1,856,785
                                                                    ===========    ===========

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of Malibu Entertainment Worldwide, Inc., (the "Company") and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature, therefore, operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Among other things, the auditor's opinion accompanying the Company's financial statements for the year ended December 31, 2000 includes a going-concern qualification.


2.      ASSET SALES

        In January 2001, the Company sold a property being held for sale for net proceeds of approximately $1.0 million. The vast majority of the proceeds were used to pay down the note to the Company's primary lender in accordance with the agreement. The remainder of the proceeds were used to fund working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources; Recent Developments

   The Company's internally generated cash has been insufficient to fund its working capital, debt service and capital expenditure requirements for the past several years. The Company historically funded its operations and capital expenditures principally through external financing, sales of non-core assets, and cash flow from operations. On April 27, 2001, the Company and its primary lender amended the Company's credit agreement to extend the mandatory date for payment of $6.5 million from April 30, 2001 to May 31, 2001. The Company will not have sufficient cash resources to fund its debt obligations on May 31, 2001 without selling assets, obtaining other financing or modifying the terms of its existing indebtedness. Furthermore, the Company presently expects that it will not have sufficient cash resources to fund its operations after the end of December 2001 unless it is able to generate cash through asset sales or other transactions. Therefore, the Company is continuing to attempt to sell certain assets. If the Company is unsuccessful in selling these assets, in obtaining other financing, modifying the terms of its indebtedness or, if the proceeds of such sales are significantly less than their recorded value, the Company will be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets or otherwise significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof. If the Company is unable to take such actions or if they are not sufficient to permit the Company to continue to operate, the Company may seek or be forced to seek to restructure or reorganize its liabilities, including through proceedings under the federal bankruptcy laws.

   At March 31, 2001, the Company had $10.5 million of current assets (including $1.4 million of restricted cash and $5.0 million of assets held for sale) and $23.9 million of current liabilities (including $15.9 million of current debt), or negative working capital of $13.4 million (compared to negative working capital of $11.6 million at December 31, 2000, which included $1.3 million of restricted cash and $6.0 million of assets held for sale).

   The Company's principal uses of cash during the three months ended March 31, 2001 were to fund operations ($1.8 million), pay down debt ($0.9 million) and capital expenditures ($0.2 million).

   The Company has developed a conceptual model and pro forma for a new generation SpeedZone. Parks developed as a new SpeedZone would feature the key elements of existing SpeedZones, plus a family oriented racetrack targeting younger participants. The Company is seeking to raise the capital necessary to implement the new SpeedZone model. However, the Company has not been successful to date in raising the necessary funds to begin construction of this new SpeedZone model. There can be no assurance that the Company will be successful in raising the required funds to develop parks with the new model, or if so, as to the timing thereof.

Seasonality

   The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the Company's future results of operations.

Results of Operations

   For the three months ended March 31, 2001, the Company had a net loss to common shareholders of $4.7 million ($0.08 per common share), compared to a net loss of $4.5 million ($0 .08 per common share) for the comparable period last year.

   Entertainment revenue decreased by $1.5 million (17%) for the three months ended March 31, 2001 from $8.9 million for the three months ended March 31, 2000 to $7.4 million for the three months ended March 31, 2001. The decrease in revenue is primarily due to the sale or closing of parks in 2000 ($0.7 million) and to poor weather conditions in the southeast and the south for the three months ending March 31, 2001 as compared to the same period last year.

   Entertainment expenses decreased by $0.6 million (8%) for the three months ended March 31, 2001 from $7.7 million for the three months ended March 31, 2000 to $7.0 million for the three months ended March 31, 2001. The decrease is primarily due to the sale or closing of parks in 2000 ($0.8 million).

   General and administrative expenses for the three months ended March 31, 2001 were essentially unchanged from the comparable period in 2000.

   Depreciation and amortization for the three months ended March 31, 2001 decreased by $0.3 million due principally to the writedown of assets during the fourth quarter of 2000 in compliance with Statement of Financial Accounting Standards No. 121.

   Interest expense decreased by $0.6 million for the three months ended March 31, 2001, as compared to the comparable period in the prior year due to the Company selling properties and paying down the note to the Company's primary lender in accordance with the agreement.

Stock Listing

        The Company's Common Shares are quoted on the National Association of Securities Dealers' ("NASDAQ") Electronic Bulletin Board (the "OTCBB"). The trading symbol for the Company is "MBEW".


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   A majority of the Company's long-term debt as of March 31, 2001 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements included in the Company's 2000 Form 10-K. At March 31, 2001, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the Company's borrowings at March 31, 2001, if the prime rate were to increase by 1%, the Company's cash flow would decrease and interest expense would increase by approximately $0.1 million. Likewise, if rates were to decrease, the Company would realize a savings of a like amount. However, management has determined that this does not materially effect the Company's financial position or results of operations. In addition, because the Company does not use financial instruments, the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" did not have a significant impact on its financial position or results of operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description

10.24   Amendment Number Thirteen to Consolidated, Amended and Restated Loan and
        Security Agreement dated April 25, 2001 (filed herewith).


        (b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.


                                      MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                      By:   /s/  R. SCOTT WHEELER
                                           -----------------------------
                                                R. Scott Wheeler
                                                Chief Financial Officer

May 11, 2001

                               INDEX TO EXHIBITS

Exhibit
   No.       Description
-------      -----------
10.24        Amendment Number Thirteen to Consolidated, Amended and Restated Loan and
             Security Agreement dated April 25, 2001 (filed herewith).