Form 10-Q
period 2001-06-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2001-08-10
CIK 912027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                       For the Quarter Ended June 30, 2001

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

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 9, 2001, 57,142,547 shares of the Company's Common Stock were outstanding.


================================================================================

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     JUNE 30,        DECEMBER 31,
                                                                                                       2001              2000
                                                                                                    (UNAUDITED)        (AUDITED)
                                                                                                   --------------    --------------
ASSETS
Current assets
    Cash and cash equivalents                                                                      $    2,928,835    $    4,131,713
    Restricted cash                                                                                     1,509,955         1,351,098
    Inventories                                                                                           976,614           966,551
    Current portion of notes receivable                                                                        --             8,107
    Assets held for sale                                                                                5,000,000         6,000,000
    Prepaid expenses                                                                                    1,344,286           743,463
                                                                                                   --------------    --------------
           Total current assets                                                                        11,759,690        13,200,932
                                                                                                   --------------    --------------
Property and equipment, less accumulated depreciation                                                  26,795,004        31,731,844
                                                                                                   --------------    --------------
Other noncurrent assets
    Investments in and advances to limited partnerships                                                     9,499            52,076
    Other assets                                                                                          108,730           114,231
    Debt issuance costs, less accumulated amortization                                                         --            23,209
    Intangible assets, less accumulated amortization                                                      408,151           530,233
                                                                                                   --------------    --------------
           Total other noncurrent assets                                                                  526,380           719,749
                                                                                                   --------------    --------------
                                                                                                   $   39,081,074    $   45,652,525
                                                                                                   ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                                               $    2,553,216    $   16,695,042
    Accounts payable                                                                                      841,183         1,544,248
    Accrued expenses                                                                                    6,133,108         6,012,011
    Accrued expenses related to assets held for sale                                                      517,798           584,524
                                                                                                   --------------    --------------
           Total current liabilities                                                                   10,045,305        24,835,825

    Notes payable                                                                                      12,689,440         2,101,754
    Other accrued expenses                                                                              1,506,608         1,044,736
                                                                                                   --------------    --------------
           Total liabilities                                                                           24,241,353        27,982,315
                                                                                                   --------------    --------------

    Commitments and contingencies

    Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value; $100,000 liquidation value
         Series AA, 5,000 shares authorized; 168.94 and 160.78 outstanding                             16,893,866        16,078,017
         Series BB, 5,000 shares authorized; 386.88 and 370.97 outstanding                             32,688,211        31,096,920
         Series CC, 5,000 shares authorized; 570.96 and 552.37 outstanding                             57,095,907        55,236,636
         Series F, 2,700,000 authorized; none outstanding
         Series G, 213,551 authorized; none outstanding
     Common stock, 100,000,000 shares authorized with no par
          value; 57,142,547 shares issued and outstanding                                             146,558,608       146,375,428
     Outstanding warrants                                                                                      --            60,000
     Accumulated deficit                                                                             (238,396,871)     (231,176,791)
                                                                                                   --------------    --------------
           Total shareholders' equity                                                                  14,839,721        17,670,210
                                                                                                   --------------    --------------
                                                                                                   $   39,081,074    $   45,652,525
                                                                                                   ==============    ==============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE                            FOR THE
                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                     --------------------------------    --------------------------------
                                                           2001             2000             2001               2000
                                                     --------------    --------------    --------------    --------------
Operating revenues
Entertainment revenue                                $   11,863,724    $   12,956,067    $   19,280,246    $   21,892,627
                                                     --------------    --------------    --------------    --------------

OPERATING EXPENSES
Entertainment expenses                                    8,409,267         9,024,240        15,453,626        16,716,583
General and administrative expenses                       1,268,516         1,381,301         2,532,730         2,742,519
Other expenses                                              354,006           272,735           576,435           457,873
Depreciation and amortization                             1,013,879         1,235,478         1,924,022         2,405,790
                                                     --------------    --------------    --------------    --------------
Total operating expenses                                 11,045,668        11,913,754        20,486,813        22,322,765
                                                     --------------    --------------    --------------    --------------

Operating income (loss)                                     818,056         1,042,313        (1,206,567)         (430,138)

OTHER (EXPENSE) INCOME
Interest expense                                           (672,208)       (1,334,928)       (1,175,646)       (2,488,156)
Interest income                                              27,084            48,667            71,216            80,333
Other, net                                                 (628,043)          (78,221)         (642,672)         (102,198)
                                                     --------------    --------------    --------------    --------------
Net loss before extraordinary item                         (455,111)         (322,169)       (2,953,669)       (2,940,159)

EXTRAORDINARY ITEM
Debt forgiveness                                                 --           484,669                --           484,669
                                                     --------------    --------------    --------------    --------------
Net income (loss)                                    $     (455,111)   $      162,500    $   (2,953,669)   $   (2,455,490)
                                                     ==============    ==============    ==============    ==============
NET LOSS APPLICABLE TO COMMON STOCK
Net income (loss)                                    $     (455,111)   $      162,500    $   (2,953,669)   $   (2,455,490)
  Less: Preferred stock dividends                         2,084,165         1,877,417         4,266,412         3,734,202
                                                     --------------    --------------    --------------    --------------
Net loss applicable to common stock                  $   (2,539,276)   $   (1,714,917)   $   (7,220,081)   $   (6,189,692)
                                                     ==============    ==============    ==============    ==============

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK
Net loss per share before extraordinary item         $        (0.04)   $        (0.04)   $        (0.13)   $        (0.12)
Extraordinary item                                               --              0.01                --              0.01
                                                     --------------    --------------    --------------    --------------
Basic and diluted loss per share of common stock     $        (0.04)   $        (0.03)   $        (0.13)   $        (0.11)
                                                     ==============    ==============    ==============    ==============

Weighted average number of shares of
    common stock used in calculating
    net loss per share                                   57,142,547        57,142,547        57,142,547        57,142,547
                                                     ==============    ==============    ==============    ==============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           2001             2000
                                                                       -------------    -------------
Operating activities:
    Net loss                                                           $  (2,953,669)   $  (2,455,490)
    Adjustments to reconcile net loss to
       net cash used in operating activities
    Depreciation and amortization                                          1,924,022        2,405,790
    Interest expense associated with amortization of loan costs              223,209        1,069,674
    Extraordinary item                                                            --         (484,669)
    Non-cash compensation expense                                            123,180          127,659
    Loss on sale of property and equipment                                   601,298           25,234
    Changes in assets and liabilities
      Increase in inventories                                                (10,063)         (61,940)
      Increase in prepaid expenses and other assets                         (701,087)        (285,251)
      Increase in debt issuance costs
         and intangible assets                                                    --         (400,000)
      Decrease in accounts payable                                          (703,065)      (1,133,497)
      Increase in accrued expenses                                           593,490        1,099,525
      Decrease in accrued expenses related to assets
         held for sale                                                       (66,726)         (47,276)
                                                                       -------------    -------------

         Cash used in operating activities                                  (969,411)        (140,241)
                                                                       -------------    -------------
Investing activities:
    Purchases of property and equipment                                     (337,360)        (412,418)
    Proceeds from assets held for sale                                     1,069,509           10,900
    Proceeds from disposal of property and equipment                       2,896,697
    Principal receipts under notes receivable                                  8,107            9,627
    Decrease in investments in and advances to
       limited partnerships                                                   42,577           73,366
    (Increase) decrease in restricted cash                                  (158,857)          29,504
                                                                       -------------    -------------

         Cash provided by (used in) investing activities                   3,520,673         (289,021)
                                                                       -------------    -------------
Financing activities:
    Proceeds from borrowings                                                  47,207        2,543,914
    Payments of borrowings                                                (3,801,347)        (206,368)
                                                                       -------------    -------------

         Cash (used in) provided by financing activities                  (3,754,140)       2,337,546
                                                                       -------------    -------------

(Decrease) increase in cash and cash equivalents                          (1,202,878)       1,908,284
Cash and cash equivalents, beginning of period                             4,131,713        1,873,074
                                                                       -------------    -------------

Cash and cash equivalents, end of period                               $   2,928,835    $   3,781,358
                                                                       =============    =============

Cash paid for interest                                                 $   1,051,168    $   1,343,504
                                                                       =============    =============

Non-cash dividends on preferred stock                                  $   4,266,412    $   3,734,202
                                                                       =============    =============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of Malibu Entertainment Worldwide, Inc. (the "Company"), and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature, therefore, operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Among other things, the auditor's opinion accompanying the Company's financial statements for the year ended December 31, 2000 includes a going-concern qualification.


2. ASSET SALES

         In January 2001, the Company sold a property in Columbus, Ohio being held for sale for net proceeds of approximately $1.0 million. The majority of the proceeds were used to pay down the note to the Company's primary lender in accordance with the amended loan agreement and the remaining proceeds were used to fund working capital.

         In June 2001, a parcel of land was sold at the Kingwood, Texas location for net proceeds of approximately $27,000. The proceeds of this sale were used to pay down the lender on the property.

         Also in June 2001, the Company entered into two land sale and leaseback transactions at their North Cobb and Gwinnett, Georgia parks for net proceeds of approximately $3.0 million. The majority of the proceeds from these sales were used to pay down the note to the Company's primary lender in accordance with the amended loan agreement and the remaining proceeds were used to fund working capital.

3. DEBT RENEWAL

         On June 29, 2001, the Company and its primary lender amended the Company's credit agreement to extend the maturity date to August 21, 2003 and significantly reduced the Company's principal repayment obligation. Under the amended credit agreement, the Company is obligated to make monthly principal amortization payments of $40,000 starting September 1, 2001, to make an additional payment of $1.62 million by December 31, 2001, and to use the majority of the net proceeds of any asset sale to further reduce the outstanding indebtedness under the credit agreement.

4. RECENT DEVELOPMENTS

         In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value below its carrying value. The Company will be required to implement SFAS No. 142 on January 1, 2002. Management does not believe adoption of SFAS 142 will have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources; Recent Developments

         The Company's internally generated cash has been insufficient to fund its working capital, debt service, and capital expenditure requirements for the past several years. The Company historically funded its operations and capital expenditures principally through cash flow from operations, sales of non-core assets and external financing. On June 29, 2001, the Company and its primary lender amended the Company's credit agreement to extend the maturity date to August 21, 2003 and significantly reduced the Company's principal repayment obligations. Under the amended credit agreement, the Company is obligated to make monthly principal amortization payments of $40,000 starting September 1, 2001, to make an additional payment of $1.62 million by December 31, 2001, and to use the majority of the net proceeds of any asset sale to further reduce the outstanding indebtedness under the credit agreement. In June 2001, the Company completed a sale-leaseback transaction of two parks located in Georgia. The majority of the proceeds from the transactions were used to pay down the Company's primary lender in accordance with the amended credit agreement and the remaining proceeds were used to fund working capital. The Company presently expects that it will not have sufficient cash resources to fund its operations after March 2002 unless it is able to generate cash through asset sales or other financing transactions. Furthermore, the Company will not have sufficient cash resources to fund its debt obligations on December 31, 2001 without selling assets, obtaining other financing, or modifying the terms of its existing indebtedness. Therefore, the Company is continuing to attempt to sell certain assets and/or find alternative financing. If the Company is unsuccessful in selling these assets, in obtaining alternative financing, modifying the terms of its indebtedness, or if the proceeds of such sales are significantly less than their recorded value, the Company may be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets, or otherwise significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof. If the Company is unable to take such actions or if they are not sufficient to permit the Company to continue to operate, the Company may seek or be forced to seek to restructure or reorganize its liabilities, including through proceedings under the federal bankruptcy laws.

         At June 30, 2001, the Company had $11.8 million of current assets (including $1.5 million of restricted cash and $5.0 million of assets held for sale) and $10.0 million of current liabilities (including $2.6 million of current debt), or working capital of $1.8 million (compared to negative working capital of $11.6 million at December 31, 2000, which included $1.3 million of restricted cash and $6.0 million of assets held for sale).

         The Company's principal uses of cash during the six months ended June 30, 2001 were to fund operations ($1.0 million), pay down debt ($3.8 million), and capital expenditures ($0.3 million).

         The Company has developed a conceptual model and pro forma for a new generation SpeedZone. Any new parks developed under the conceptual SpeedZone model would feature the key elements of existing SpeedZones, plus a family oriented racetrack targeting younger participants. The Company is seeking to raise the capital necessary to implement the new SpeedZone model. However, the Company has not been successful to date in raising the necessary funds to begin construction of this new SpeedZone model. There can be no assurance that the Company will be successful in raising the required funds to develop parks with the new model, or if so, as to the timing or terms thereof.

Seasonality

         The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the six months ended June 30, 2001 are not necessarily indicative of the Company's future results of operations.

Results of Operations

         For the three months ended June 30, 2001, the Company had a net loss to common shareholders of $2.5 million ($0.04 per common share), compared to a net loss to common shareholders of $1.7 million ($0.03 per common share) for the comparable period last year. For the six months ended June 30, 2001, the Company had a net loss to common shareholders of $7.2 million ($0.13 per common share), compared to a net loss to common shareholders of $6.2 million ($0.11 per common share) for the comparable period last year.

         Entertainment revenue decreased by $1.1 million (8%) and $2.6 million (12%) respectively, for the three and six months ended June 30, 2001 from $13.0 million and $21.9 million for the three and six months ended June 30, 2000 to $11.9 million and $19.3 million for the three and six months ended June 30, 2001. The decrease in revenue is primarily due to the sale or closing of parks in 2000 ($0.7 million and $1.7 million, respectively for the three and six months ending June 30, 2000) and to dramatically worse weather in the southeast and the south for the six months ending June 30, 2001 as compared to the same period last year. In addition, group business has been less than previous periods due to the slowing economy.

         Entertainment expenses decreased by $0.6 million (7%) and $1.2 million (7%) respectively, for the three and six months ended June 30, 2001 from $9.0 million and $16.7 million for the three and six months ended June 30, 2000 to $8.4 million and $15.5 million for the three and six months ended June 30, 2001. The decrease is primarily due to the sale or closing of parks in 2000 ($0.8 million and $1.5 million, respectively for the three and six months ending June 30, 2000).

         General and administrative expenses decreased $0.1 million and $0.2 million respectively, for the three and six months ended June 30, 2001 due primarily to a reduction in administrative expenses.

         Depreciation and amortization for the three and six months ended June 30, 2001 decreased by $0.2 million and $0.5 million respectively, due principally to the writedown of assets during the fourth quarter of 2000 in compliance with Statement of Financial Accounting Standards No. 121.

         Interest expense decreased by $0.7 million and $1.3 million for the three and six months ended June 30, 2001, as compared to the comparable periods in the prior year due to the Company selling properties and paying down the note to the Company's primary lender in accordance with the amended credit agreement.

         Other expense increased by $0.5 million for both the three and six months ended June 30, 2001 due primarily to incurring a loss on the June 2001 sale and leaseback transactions.

Stock Listing

         The Company's Common Shares are quoted on the National Association of Securities Dealers' ("NASDAQ") Electronic Bulletin Board (the "OTCBB"). The trading symbol for the Company is "MBEW".


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A majority of the Company's long-term debt as of June 30, 2001 bore interest at variable rates and the Company is exposed to market risk from changes in interest rates primarily through its borrowing activities, which are described in the "Notes Payable" section to the Financial Statements included in the Company's 2000 Form 10-K. At June 30, 2001, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. Based on the Company's borrowings at June 30, 2001, if the prime rate were to increase by 1%, the Company's cash flow would decrease and interest expense would increase by approximately $0.1 million. Likewise, if rates were to decrease, the Company would realize a savings of a like amount. However, management has determined that this does not materially effect the Company's financial position or results of operations. In addition, because the Company does not use financial instruments, the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" did not have a significant impact on its financial position or results of operations.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description

10.25 Amendment Number Fourteen to Consolidated, Amended and Restated Loan and Security Agreement dated June 29, 2001 (filed herewith).


         (b) No reports of Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.


                                         MALIBU ENTERTAINMENT WORLDWIDE, INC.


                                         By: /s/  R. SCOTT WHEELER
                                            ------------------------------------
                                                  R. Scott Wheeler
                                                  Chief Financial Officer


August 10, 2001

                                INDEX TO EXHIBITS




Exhibit
Number            Description
--------          -----------
10.25             Amendment Number Fourteen to Consolidated, Amended and
                  Restated Loan and Security Agreement dated June 29, 2001
                  (filed herewith).