Form 10-Q
period 2001-09-30
MALIBU ENTERTAINMENT WORLDWIDE INC
filed 2001-11-13
CIK 912027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 2001

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

At November 13, 2001, 51,142,547 shares of the Company's Common Stock were outstanding.

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                                        2001              2000
                                                                                                     (UNAUDITED)        (AUDITED)
                                                                                                    -------------     -------------

ASSETS
Current assets
    Cash and cash equivalents                                                                       $   3,172,144     $   4,131,713
    Restricted cash                                                                                     1,483,736         1,351,098
    Inventories                                                                                           988,253           966,551
    Current portion of notes receivable                                                                        --             8,107
    Assets held for sale                                                                                5,000,000         6,000,000
    Prepaid expenses                                                                                      987,966           743,463
                                                                                                    -------------     -------------
            Total current assets                                                                       11,632,099        13,200,932
                                                                                                    -------------     -------------
Property and equipment, less accumulated depreciation                                                  25,600,683        31,731,844
                                                                                                    -------------     -------------
Other noncurrent assets
    Investments in and advances to limited partnerships                                                     2,786            52,076
    Other assets                                                                                          108,580           114,231
    Debt issuance costs, less accumulated amortization                                                         --            23,209
    Intangible assets, less accumulated amortization                                                      253,288           530,233
                                                                                                    -------------     -------------
            Total other noncurrent assets                                                                 364,654           719,749
                                                                                                    -------------     -------------
                                                                                                    $  37,597,436     $  45,652,525
                                                                                                    =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of notes payable                                                                $   1,091,781     $  16,695,042
    Accounts payable                                                                                      578,869         1,544,248
    Accrued expenses                                                                                    5,491,830         6,012,011
    Accrued expenses related to assets held for sale                                                      418,893           584,524
                                                                                                    -------------     -------------
            Total current liabilities                                                                   7,581,373        24,835,825

    Notes payable                                                                                      15,122,592         2,101,754
    Other accrued expenses                                                                              1,025,688         1,044,736
                                                                                                    -------------     -------------
            Total liabilities                                                                          23,729,653        27,982,315
                                                                                                    -------------     -------------

Commitments and contingencies

Shareholders' equity
      Preferred stock, 6,000,000 shares authorized with no par value; $100,000 liquidation value
         Series AA, 5,000 shares authorized; 172.72 and 160.78 outstanding                             17,271,934        16,078,017
         Series BB, 5,000 shares authorized;  -0- and 370.97 outstanding                                       --        31,096,920
         Series CC, 5,000 shares authorized; 580.82 and 552.37 outstanding                             58,081,592        55,236,636
         Series F, 2,700,000 authorized; none outstanding                                                      --                --
         Series G, 213,551 authorized; none outstanding                                                        --                --
         Series CC Warrants (option to purchase 46.89 shares)                                              27,558                --
     Common stock, 100,000,000 shares authorized with no par
          value; 51,142,547 and 57,142,547 shares issued and outstanding                              179,431,435       146,375,428
     Outstanding warrants                                                                                      --            60,000
     Accumulated deficit                                                                             (240,944,736)     (231,176,791)
                                                                                                    -------------     -------------
            Total shareholders' equity                                                                 13,867,783        17,670,210
                                                                                                    -------------     -------------
                                                                                                    $  37,597,436     $  45,652,525
                                                                                                    =============     =============

                                       2

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE                           FOR THE
                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    -----------------------------     -----------------------------
                                                        2001             2000             2001             2000
                                                    ------------     ------------     ------------     ------------

OPERATING REVENUES
Entertainment revenue                               $ 11,754,144     $ 13,052,752     $ 31,034,390     $ 34,945,379
                                                    ------------     ------------     ------------     ------------
OPERATING EXPENSES
Entertainment expenses                                 8,730,484        9,119,677       24,184,110       25,836,260
General and administrative expenses                    1,532,682        1,319,510        4,065,412        4,062,029
Other expenses                                           285,514          235,698          861,949          693,571
Depreciation and amortization                          1,524,556        1,296,401        3,448,578        3,702,191
                                                    ------------     ------------     ------------     ------------
Total operating expenses                              12,073,236       11,971,286       32,560,049       34,294,051
                                                    ------------     ------------     ------------     ------------

Operating income (loss)                                 (319,092)       1,081,466       (1,525,659)         651,328

OTHER (EXPENSE) INCOME
Interest expense                                        (222,647)      (1,084,819)      (1,398,293)      (3,572,975)
Interest income                                           29,321           86,015          100,537          166,348
Other, net                                                 2,451           17,520         (640,221)         (84,678)
                                                    ------------     ------------     ------------     ------------
Net income (loss) before extraordinary item             (509,967)         100,182       (3,463,636)      (2,839,977)

EXTRAORDINARY ITEM
Debt forgiveness                                              --               --               --          484,669
                                                    ------------     ------------     ------------     ------------
Net income (loss)                                   $   (509,967)    $    100,182     $ (3,463,636)    $ (2,355,308)
                                                    ============     ============     ============     ============

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK
Net income (loss)                                   $   (509,967)    $    100,182     $ (3,463,636)    $ (2,355,308)
  Less: Preferred stock dividends                      2,037,896        2,049,290        6,304,308        5,783,492
                                                    ------------     ------------     ------------     ------------
Net loss applicable to common stock                 $ (2,547,863)    $ (1,949,108)    $ (9,767,944)    $ (8,138,800)
                                                    ============     ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK
Net loss per share before extraordinary item        $      (0.05)    $      (0.03)    $      (0.17)    $      (0.15)
Extraordinary item                                            --               --               --             0.01
                                                    ------------     ------------     ------------     ------------
Basic and diluted loss per share of common stock    $      (0.05)    $      (0.03)    $      (0.17)    $      (0.14)
                                                    ============     ============     ============     ============

Weighted average number of shares of
    common stock used in calculating
    net loss per share                                55,642,547       57,142,547       56,637,052       57,142,547
                                                    ============     ============     ============     ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   -----------------------------
                                                                       2001             2000
                                                                   ------------     ------------

Operating activities:
    Net loss                                                       $ (3,463,636)    $ (2,355,308)
    Adjustments to reconcile net loss to
       net cash used in operating activities
    Depreciation and amortization                                     3,448,578        3,702,191
    Interest expense associated with amortization of loan costs         390,209        1,393,656
    Amortization of debt premium                                        (53,454)              --
    Extraordinary item                                                       --         (484,669)
    Non-cash compensation expense                                       183,650          191,488
    Loss on sale of property and equipment                              604,199           16,981
    Changes in assets and liabilities
      Increase in inventories                                           (21,702)         (43,939)
      Increase in prepaid expenses and other assets                    (347,518)          48,954
      Increase in debt issuance costs
         and intangible assets                                               --         (400,000)
      Decrease in accounts payable                                     (965,379)      (1,309,272)
      Decrease in accrued expenses                                     (528,708)          66,934
      Decrease in assets held for sale                                       --          741,711
      Decrease in accrued expenses related to assets
         held for sale                                                 (165,631)         (70,141)
                                                                   ------------     ------------
         Cash (used in) provided by operating activities               (919,392)       1,498,586
                                                                   ------------     ------------

Investing activities:
    Purchases of property and equipment                                (512,731)        (676,966)
    Proceeds from assets held for sale                                1,069,509               --
    Proceeds from disposal of property and equipment                  2,896,697        1,310,377
    Principal receipts under notes receivable                             8,107           13,478
    Decrease in investments in and advances to
       limited partnerships                                              49,290           66,999
    (Increase) decrease in restricted cash                             (132,638)          33,705
                                                                   ------------     ------------
         Cash provided by investing activities                        3,378,234          747,593
                                                                   ------------     ------------

Financing activities:
    Proceeds from borrowings                                         12,814,993        2,781,755
    Payments of borrowings                                          (16,993,838)      (1,536,359)
    Repurchase of Series BB preferred stock                            (522,441)              --
    Debt premium                                                      1,282,875               --
                                                                   ------------     ------------
         Cash (used in) provided by financing activities             (3,418,411)       1,245,396
                                                                   ------------     ------------
(Decrease) increase in cash and cash equivalents                       (959,569)       3,491,575
Cash and cash equivalents, beginning of period                        4,131,713        1,873,074
                                                                   ------------     ------------
Cash and cash equivalents, end of period                           $  3,172,144     $  5,364,649
                                                                   ============     ============
Cash paid for interest                                             $  1,449,617     $  2,104,341
                                                                   ============     ============
Non-cash dividends on preferred stock                              $  6,304,308     $  5,783,492
                                                                   ============     ============

                      MALIBU ENTERTAINMENT WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the consolidated financial position and results of operations of Malibu Entertainment Worldwide, Inc. (the "Company"), and its subsidiaries as of the dates and for the periods presented. The Company's business is seasonal in nature, therefore, operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. Among other things, the auditor's opinion accompanying the Company's financial statements for the year ended December 31, 2000 includes a going-concern qualification.

2.   ASSET SALES

     In October 2001, the Company entered into a contract to sell a property located in Kennesaw, Georgia. The sale closed on November 1, 2001 with net proceeds of approximately $1.7 million. The net proceeds will be used to fund working capital requirements.

3.   DEBT AND EQUITY CHANGES

     On June 29, 2001, the Company and its primary lender amended the Company's credit agreement to extend the maturity date of the outstanding $12.7 million from August 21, 2001 to August 21, 2003 and significantly reduced the Company's principal repayment obligations. Under the amended credit agreement, the Company was obligated to make monthly principal amortization payments of $40,000 starting September 1, 2001, to make an additional payment of $1.62 million by December 31, 2001, and to use the majority of the net proceeds of any asset sale to further reduce the outstanding indebtedness under the credit agreement.

     On September 10, 2001, the Company further amended its agreement with its primary lender in connection with the sale of the loan to another entity. Pursuant to the terms of the amended credit agreement currently in effect, the Company has an option to extend the maturity date beyond the current maturity of August 21, 2003 for an additional year upon the payment of a fee of 1% of the then outstanding amount under the credit agreement. The Company paid a 1% fee up front to the new purchaser as part of the transaction. The current outstanding balance of the loan is $12.7 million. In addition, the amortization schedule of such loan has been modified to release the Company from its obligation to make monthly principal payments of $40,000, make a principal payment of $1.62 million by December 31, 2001 and make further pre-payments upon the sale of certain properties. The Company is currently required to make monthly interest payments with no principal payments due until August 21, 2003. In connection with this amendment to the credit agreement, the Company granted the purchaser of the debt a warrant to purchase up to 7 1/2% of the Company's Series CC Preferred Stock.

     Also on September 10, 2001, the Company's largest shareholder assigned to the Company its option to purchase all of the shares of the Company's Series BB Preferred Stock (with a liquidation preference of $39.3 million) and six million shares of common stock from another stockholder. The Company exercised such option and repurchased the shares for $550,000.

     The Company also entered into a new $3.5 million loan agreement with an affiliate of the entity that purchased the primary debt. This new debt matures concurrently with the primary debt on August 21, 2003 and the Company has the same right to extend this loan an additional year upon the payment of a 1% extension fee on the then outstanding balance as it does under the primary credit agreement. The Company paid a 5% fee up front as part of the new loan agreement. The loan can only be drawn on for the development of the new SpeedZone parks and as of November 13, 2001, nothing had been drawn down.

4.   RECENT ACCOUNTING DEVELOPMENTS

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value below its carrying value. The Company will be required to implement SFAS No. 142 on January 1, 2002. Management does not believe adoption of SFAS No. 142 will have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources and Recent Developments

     The Company's internally generated cash has been insufficient to fund its working capital, debt service, and capital expenditure requirements for the past several years. The Company historically funded its operations and capital expenditures principally through cash flow from operations, sales of non-core assets and external financing. On June 29, 2001, the Company and its primary lender amended the Company's credit agreement to extend the maturity date of the outstanding $12.7 million from August 21, 2001 to August 21, 2003 and significantly reduced the Company's principal repayment obligations. Under the amended credit agreement, the Company was obligated to make monthly principal amortization payments of $40,000 starting September 1, 2001, to make an additional payment of $1.62 million by December 31, 2001, and to use the majority of the net proceeds of any asset sale to further reduce the outstanding indebtedness under the credit agreement.

     On September 10, 2001, the Company further amended its agreement with this primary lender in connection with the sale of the loan to another entity. Pursuant to the terms of the amended credit agreement currently in effect, the Company has an option to extend the maturity date beyond the current maturity of August 21, 2003 for an additional year upon the payment of a fee of 1% of the then outstanding amount under the credit agreement. The Company paid a 1% fee up front to the new purchaser as part of the transaction. The current outstanding balance of the loan is $12.7 million. In addition, the amortization schedule of such loan has been modified to release the Company from its obligations to make monthly principal payments of $40,000, make a principal payment of $1.62 million by December 31, 2001 and make further pre-payments upon the sale of certain properties. Under the current credit agreement, the Company is required to make monthly interest payments of $148,167 with no principal payments due until August 21, 2003. In connection with the most recent amendment to the credit agreement, the Company granted the purchaser of the debt a warrant to purchase up to 7 1/2% of the Company's Series CC Preferred Stock. Also on September 10, 2001, the Company's largest shareholder assigned to the Company its option to purchase all of the shares of the Company's Series BB Preferred Stock (with a liquidation preference of $39.3 million) and six million shares of common stock from another stockholder. The Company exercised such option and repurchased the shares for $550,000.

     The Company has developed a conceptual model and pro forma for a new generation SpeedZone. Any new parks developed under the conceptual SpeedZone model would feature the key elements of existing SpeedZones, with a more operationally efficient design plus added attractions to broaden the potential customer base of the park. The Company is seeking to raise the capital necessary to implement the new SpeedZone model. However, the Company has not been successful to date in raising all the necessary funds to begin construction of this new SpeedZone model. To partially fund the new development, the Company entered into a new $3.5 million loan agreement with an affiliate of the entity that purchased the primary debt. This new development debt matures on August 21, 2003 and gives the Company the same right to extend this loan an additional year upon the payment of 1% of the then outstanding balance. The Company paid a 5% fee up front as part of the agreement. The loan as the primary credit agreement can only be drawn on for the development of a SpeedZone and as of November 13, 2001, nothing had been drawn down. There can be no assurance that the Company will be successful in raising the remaining required funds to develop parks with the new model, or if so, as to the timing or terms thereof.

     In October 2001, the Company entered into a contract to sell a property located in Kennesaw, Georgia. The sale closed on November 1, 2001 and the net proceeds of approximately $1.7 million will be used to fund working capital requirements.

     At September 30, 2001, the Company had $11.6 million of current assets (including $1.5 million of restricted cash and $5.0 million of assets held for sale) and $7.6 million of current liabilities (including $1.1 million of current debt), or working capital of $4.0 million (compared to negative working capital of $11.6 million at December 31, 2000, which included $1.4 million of restricted cash and $6.0 million of assets held for sale).

     The Company's principal uses of cash during the nine months ended September 30, 2001 were to fund operations ($0.9 million), pay down debt ($3.4 million, net), and capital expenditures ($0.5 million).

     The Company presently believes that it may not have sufficient cash resources to fund its operations beyond the first quarter of 2002 unless it is able to generate cash through asset sales or other financing transactions. Therefore, the Company is continuing to attempt to sell certain assets and/or find alternative financing. If the Company is unsuccessful in selling these assets, in obtaining alternative financing, modifying the terms of its indebtedness, or if the proceeds of such sales are significantly less than their recorded value, the Company may be required to take extraordinary steps to preserve cash and satisfy its obligations or to restructure its obligations, including seeking to curtail normal operations at various facilities, liquidating assets, or otherwise significantly altering its operations. There can be no assurance that the Company will be able to take such actions or, if so, as to the timing, terms or effects thereof. If the Company is unable to take such actions or if they are not sufficient to permit the Company to continue to operate, the Company may seek or be forced to seek to restructure or reorganize its liabilities, including through proceedings under the federal bankruptcy laws.

Seasonality

     The business of the Company is seasonal. Approximately two-thirds of the Company's revenues have historically been generated during the six-month period of April through September. As a result, the Company's operating income can be expected to be substantially lower in the first and last quarters of the year than the second and third quarters. Furthermore, since many of the attractions at the parks involve outdoor activities, prolonged periods of inclement weather result in a substantial reduction of revenues during such periods. Accordingly, the Company believes that the results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the Company's future results of operations.

Results of Operations

     For the three months ended September 30, 2001, the Company had a net loss to common shareholders of $2.5 million ($0.05 per common share), compared to a net loss to common shareholders of $1.9 million ($0.03 per common share) for the comparable period last year. For the nine months ended September 30, 2001, the Company had a net loss to common shareholders of $9.8 million ($0.17 per common share), compared to a net loss to common shareholders of $8.1 million ($0.14 per common share) for the comparable period last year.

     Entertainment revenue decreased by $1.3 million (10%) and $3.9 million (11%) respectively, for the three and nine months ended September 30, 2001 from $13.1 million and $34.9 million for the three and nine months ended September 30, 2000 to $11.8 million and $31.0 million for the three and nine months ended September 30, 2001. The decrease in revenue is primarily due to the sale or closing of parks in 2000 ($0.9 million and $2.7 million, respectively for the three and nine months ending September 30, 2000) and to dramatically worse weather in the southeast and the south for the nine months ending September 30, 2001 as compared to the same period last year. In addition, group business has been significantly slower than previous periods due to the slowing economy and the terrorist attacks on September 11, 2001.

     Entertainment expenses decreased by $0.4 million (4%) and $1.7 million (6%) respectively, for the three and nine months ended September 30, 2001 from $9.1 million and $25.8 million for the three and nine months ended September 30, 2000 to $8.7 million and $24.2 million for the three and nine months ended September 30, 2001. The decrease is primarily due to the sale or closing of parks in 2000 ($0.8 million and $2.2 million, respectively for the three and nine months ending September 30, 2000). The decrease was offset by a slight increase in payroll, advertising and rent.

     General and administrative expenses increased $0.2 million (16%) for the three months ended September 30, 2001 due primarily to the legal costs associated with the amendments to the credit agreement between the Company and its primary lender. General and administrative expenses for the nine months ended September 30, 2001 were essentially unchanged from the comparable period in 2000.

     Depreciation and amortization for the three months ended September 30, 2001 increased by $0.2 million (18%) due to the acceleration of goodwill amortization. Depreciation and amortization for the nine months ended September 30, 2001 decreased by $0.3 million (7%) principally due to the write down of assets during the fourth quarter of 2000 in compliance with Statement of Financial Accounting Standards No. 121.

     Interest expense decreased by $0.9 million (79%) and $2.2 million (61%) for the three and nine months ended September 30, 2001, as compared to the comparable periods in the prior year due to the Company selling properties and paying down the note to the Company's primary lender in accordance with the terms of the Company's credit agreement, as amended, lower interest rates and lower amortization of deferred financing fees.

     Other expense remained unchanged for the three months ended September 30, 2001. It increased by $0.6 for the nine months ended September 30, 2001 due primarily to incurring a loss on the June 2001 sale and leaseback transactions.

Stock Listing

     The Company's Common Shares are quoted on the National Association of Securities Dealers' ("NASDAQ") Electronic Bulletin Board (the "OTCBB"). The trading symbol for the Company is "MBEW".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2001, the Company did not hold any derivatives related to interest rate exposure for any of its debt facilities and it does not use financial instruments for trading or other speculative purposes. In addition, because the Company does not use financial instruments, the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" did not have a significant impact on its financial position or results of operations. In connection with the new debt agreement referred to above, the Company has changed its primary debt from a floating to a fixed interest rate.

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

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

     This Report (including any documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that is based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the management of the Company. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's ability to obtain additional capital resources and/or working capital, the Company's operations and results of operations of the Company and the success of the Company's business and plan, competitive factors and pricing pressures; changes in consumer confidence and spending, including changes as a result of the events of September 11, 2001; general economic conditions; the failure of market demand for the types of entertainment opportunities the Company provides or plans to provide in the future and for family entertainment in general to be commensurate with management's expectations or past experience; impact of present and future laws; ongoing need for capital improvements; changes in operating expenses; adverse changes in governmental rules or policies; changes in demographics, economics and other factors. Should one or more of these assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Accordingly, shareholders are cautioned not to place undue reliance on such forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description

10.26 Amendment Number Fifteen to Consolidated, Amended and Restated Loan and Security Agreement dated September 7, 2001 (filed herewith).

10.27 Loan Purchase Contract by and among Foothill, Old Hill and Malibu Entertainment Worldwide, Inc. dated September 7, 2001 (filed herewith).

10.28 Warrant to Purchase Series CC Preferred Stock of Malibu Entertainment Worldwide, Inc. dated September 7, 2001 (filed herewith).

10.29 Loan Agreement between Old Hill & Malibu Entertainment Worldwide, Inc. dated September 7, 2001 (filed herewith).

10.29.1 Series CC Preferred Stock Shareholders Agreement, by and among MEI Holdings, LP, Old Hill and Malibu Entertainment, Inc. dated September 7, 2001 (filed herewith).

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

                                       MALIBU ENTERTAINMENT WORLDWIDE, INC.

                                       By: /s/ R. SCOTT WHEELER
                                           -----------------------------
                                           R. Scott Wheeler
                                           Chief Financial Officer

November 13, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.26             Amendment Number Fifteen to Consolidated, Amended and Restated
                  Loan and Security Agreement dated September 7, 2001 (filed herewith).

10.27             Loan Purchase Contract by and among Foothill, Old Hill and
                  Malibu Entertainment Worldwide, Inc. dated September 7, 2001
                  (filed herewith).

10.28             Warrant to Purchase Series CC Preferred Stock of Malibu
                  Entertainment Worldwide, Inc. dated September 7, 2001 (filed herewith).

10.29             Loan Agreement between Old Hill & Malibu Entertainment
                  Worldwide, Inc. dated September 7, 2001 (filed herewith).

10.29.1           Series CC Preferred Stock Shareholders Agreement, by and among
                  MEI Holdings, LP, Old Hill and Malibu Entertainment, Inc.
                  dated September 7, 2001 (filed herewith).